Form 10QSB
period 1998-06-30
AURORA ENERGY LTD
filed 1998-08-20
CIK 879162

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: ________________

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ________________

Commission file number: 000-29722

AURORA ENERGY, LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

91-1780941
(IRS Employer Identification No.)

3760 North U.S. 31 South, Traverse City, MI 49684
(Address of principal executive offices)

(616) 941-0073
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,691,697
Transitional Small Business Disclosure Format
(check one); Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AURORA ENERGY, LTD.
(a development stage company)

STATEMENT OF FINANCIAL POSITION

                                   (Unaudited)
ASSETS                             June 30, 1998  June 30,1997
Current assets
   Cash and cash equivalents       $  41,554        $  51,329
   Accounts receivable               331,420           10,000
   Prepaid expenses                      144               --

Total current assets                 373,118           61,329

Oil and gas properties, not
subject to amortization, using
full cost accounting               1,245,895               --

Investment in oil and gas
partnerships                         135,280          143,000

Property and equipment, net           65,080               --

Total assets                      $1,819,373         $204,329

See notes to financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY

                                      (Unaudited)
                                      June 30, 1998  June 30, 1997
Current liabilities
  Accounts payable                    $  162,726     $     768
  Current portion of capital
  lease obligations                        9,837            --
  Line of credit                         220,000            --
  Advances from investors                 49,500            --
  Accrued expenses                        26,738         3,982
Total current liabilities                468,801         4,750

Capital lease obligations, net of
current portion                           28,739            --

Total liabilities                        497,540         4,750

Stockholders' equity
  Common stock, $.001 par value;
    500,000,000 shares authorized;
    8,691,697 shares issued
    and outstanding                        8,692         6,720
  Additional paid-in capital           1,869,073       201,295
  Deficit accumulated during the
    development stage                   (555,932)       (8,436)

Total stockholders' equity             1,321,833       199,579

Total liabilities and stockholders'
equity                                $1,819,373      $204,329

See notes to financial statements

AURORA ENERGY, LTD.
(a development stage company)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             For the
                     For the    For the      Period        For the
                     6 months   3 months     3/12/97       3 months
                     ended      ended        (inception)   ended
                     6/30/98    6/30/98      to 6/30/97    6/30/97

Operating revenues   $   7,527  $   6,923    $     --     $    --
Other revenue            2,091      5,487          --          --
General and
administrative
expenses               275,059    123,144       7,921        7,086

Operating loss        (265,441)  (110,734)     (7,921)      (7,086)

Other income (expense)
  Equity in loss
  of investee
  partnerships         (46,807)    (2,623)         --           --
  Interest income       11,043      3,501          --           --
  Interest expense      (3,883)    (2,385)         --           --

Other expense, net     (39,647)    (1,507)         --           --
Net loss             $(305,088) $(112,241)     (7,921)     $(7,086)

Net loss per basic
and diluted common
share                $   (.035) $   (.013)   $  (.002)    $  (.001)

See notes to financial statement

AURORA ENERGY, LTD.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 12, 1997 (INCEPTION)
THROUGH JUNE 30, 1998 (UNAUDITED)

                                                  Deficit
                                                  Accumulated
                                                  During the
                                        Add'l     Develop-
                       Common Stock     Paid in   mental
                     Shares    Amount   Capital   Stage    Totals
Common stock issued
for cash at
$.001 per share      514,997   $  515   $     --  $  --     $  515

Common stock issued
for cash at
$.025 per share      580,000      580     13,920     --      14,500

Common stock issued
in exchange for
interest in oil and
gas partnership    5,575,200    5,575    137,425     --     143,000

Common stock issued
for cash at
$1.00 per share       50,000       50     49,950     --      50,000

Common stock issued
in exchange for
cancellation of
loan at $.7142857
per share            700,000      700    499,300     --     500,000

Common stock issued
for cash at $.90
per share          1,191,500    1,192  1,071,158      --  1,072,350

Common stock options
issued to consultant
and nonemployee
director                  --       --     17,400      --     17,400

Common stock issued
in exchange for
oil and gas working
interests             80,000       80     79,920      --     80,000

Net loss                 --       --         -  (555,932) (555,932)

Balance at
June 30, 1998    8,691,697  $8,692 $1,869,073 $(555,932) $1,321,833

See notes to financial statements

AURORA ENERGY, LTD.
(a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM MARCH 12, 1997 (INCEPTION)
THROUGH JUNE 30, 1997 AND FOR THE SIX MONTHS ENDED
JUNE 30, 1998

                                        (Unaudited)
                                           1998          1997
Cash flows from operating activities:
  Net loss                               $(305,088)   $ (7,921)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization           4,174          --
     Equity in loss of investee
       partnership                          46,807          --
     Services received in exchange
       for stock options                        --          --
     Changes in operating assets
       and liabilities which provided
       (used) cash:
          Accounts receivable              (27,250)      (7,921)
          Prepaid expenses                   4,806           --
          Accounts payable                 (23,425)         768
          Accrued expense                    3,435        3,982

Net cash used in operating activities     (296,541)      (3,171)

Cash flows from investing activities
  Acquisition of interests in oil and
    gas properties                        (465,045)           --
  Acquisition of interests in investee
    partnerships                           (82,773)           --
  Capital expenditures for property
    and equipment                           (6,950)           --

Net cash used in investing activities     (554,768)           --

Cash flows from financing activities
  Proceeds from the sale of common stock   198,450         54,500
  Proceeds of loan from financial
    institution                            220,000             --
  Advances from affiliate                       --             --
  Repayment of advancement from affiliate       --             --
  Advances from investors                   49,500             --
  Payments to investors                    (89,000)            --
  Payments made to reduce capital
    lease obligations                       (4,495)            --

Net cash provided by financing activities  374,455         54,500

Net increase in cash and cash equivalents (476,854)        51,329

Cash and cash equivalents, beginning
of period                                  518,408             --

Cash and cash equivalents, end of period $  41,554        $51,329

See notes to financial statement

AURORA ENERGY, LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments
(consisting only of normal recurring accruals and recognition of equity in the results of operations of affiliates) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the period
March 12, 1997 (inception) through December 31,
1997.


NOTE 2   COMPUTATION OF LOSS PER SHARE

Loss per share is computed for the six months ended June 30, 1998 and for the period
March 12, 1997 to June 30, 1997 using the weighted average number of common shares outstanding during the period (8,579,842 and 4,635,130 respectively) determined pursuant to Statement of Financial Accounting Standards
(SFAS) No. 128,  "Earnings Per Share."  This
Statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents.
Since the assumed exercise of common stock options would be antidilutive for all periods presented, such exercise is not assumed for purposes of determining diluted loss per share.
Accordingly, diluted and basic per share amounts are equal.

ITEM 2  PLAN OF OPERATIONS

The Company seeks to maximize stock price and shareholder value through exploration in lower risk shale natural gas plays and through the acquisition of properties with proven production and positive cash flow. The Company's short term goal (the next 12 months) is to acquire or to find through exploration and bring on line enough production and positive cash flows to cover its general and administrative expenses.
The Company's long term goals include continued building of reserves and cash flows from production to allow for further development of existing properties, and mortgaging proved developed reserves to finance continued exploration and growth in value through development of untapped
Antrim Shale, New Albany Shale or other formations.

The Company should be able to meet its cash requirements for the rest of the 1998 calendar year. It will be necessary to raise additional funds for operations into 1999. These funds can be raised in part by selling the Company's common stock through a private placement and, in part, by the sale of undeveloped or incomplete oil and gas properties and projects.
The Company is also attempting to obtain recourse financing for the acquisition of productive properties capable of adding positive cash flows after servicing the related debts.

The Company anticipates no change in the number of employees.

Part II   OTHER INFORMATION

Items 1 through 5 not applicable.

ITEM 6   INDEX TO EXHIBITS

(2)    Plan of acquisition                  None

(3)(i) Restated Articles of Incorporation

   (ii) Bylaws                              Incorporated by
                                            reference from
                                            Form 10-SB

(4)    Instruments defining the rights      Incorporated by
                                            reference of security
                                            holders from Form 10-SB

(10)   Material contracts                   Incorporated by
                                            reference from Form
                                            10-SB

    P  Bank Loan Documents

(11)   Statement regarding computation of
       Per share earnings                   None

(15)   Letter on unaudited interim          None
       financial information

(18)   Letter on change in accounting
       principles                           None

(22)   Published report regarding matters   None
       submitted to vote

(24)   Power of Attorney                    None

(27)   Financial Data Schedule

(99)   Additional Exhibits                  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 1998

AURORA ENERGY, LTD.

By:/s/ William W. Deneau, President

EXHIBIT 3(i)
RESTATED ARTICLES OF INCORPORATION
OF
AURORA ENERGY, LTD.


KNOW ALL MEN BY THESE PRESENTS:

That we the undersigned, having this day associated ourselves together for the purpose of forming a corporation under and by virtue of the laws of the State of Nevada, hereby adopt the following Articles of Incorporation:

ARTICLE I

The name of the corporation is Aurora Energy, Ltd.

ARTICLE II

The principal place of business of the
corporation located within the State of Nevada shall be 825 N. Lamb, No. 77, Las Vegas, Nevada.
Corporate mail to be directed to:  P. O. Box
70011, Las Vegas, Nevada 89170-0011, in Clark
County. The Board of Directors may establish from time to time other offices within and without the State of Nevada.

ARTICLE III

The nature of the business or purposes proposed to be transacted or carried on by the corporation shall be to engage in any lawful activity.

ARTICLE IV

The total authorized capital stock of the corporation is the amount of Five Hundred
Million shares of common stock having a par value of $.001 per share.

ARTICLE V

The names and post office addresses of the Board of Directors of Aurora Energy, Ltd.
are as follows:

H. Eugene Gerke
Chairman of the Board and Treasurer
P. O. Box 70011
Las Vegas, NV  89170-0011

Nicky R. Vaughn
President and Director
P. O. Box 390
Brisbane, CA  94005

Harold D. Blethen
Secretary and Director
P. O. Box 6175
San Jose, CA 95150

John H. Schmelter II
Director
17921-G Skypark Circle
Irvine, CA 92714

Warren Fieldhouse
Vice President and Director
P. O. Box 3774
Carmel, CA  93921

The business and affairs of the Corporation shall be conducted by a board of directors of such number as the By-laws may provide:
but the directors may not be less than three.
A governing board of directors may elect to increase the number of directors by a vote of the board.

ARTICLE VI

Consideration for issuance of shares may be paid in whole or in part, in money, labor, property, or other things of value to the Corporation. When payment of the consideration for which said shares are to be issued shall have been received by the Corporation, such shares shall be deemed to be fully paid and non-assessable. In absence of fraud in the transaction, the judgment of the Board of Directors as to the value of the consideration for shares shall be conclusive.

ARTICLE VII

The Board of Directors shall have the power to authorize from time to time, other classifications of stock, such as preferred, special, or additional common, and to designate the number of said shares and shall fix and determine the designations, rights, preferences or other variations of each class or series of stock. The Board of Directors shall also have the power to authorize the issuance of bonds, and variations of same for any purpose determined by the Board, to be in the best interests of the Corporation, and its shareholders.

ARTICLE VIII

The Corporation shall have perpetual existence.

ARTICLE IX

Any one or more of the directors may be removed, with or without cause, at any time by a vote or written consent of the stockholders representing a majority of the issued and outstanding capital stock of the Corporation entitled to voting power.

ARTICLE X

The Board of Directors shall elect or appoint officers: president, secretary, treasurer, etc., a resident agent, and such other officers, agents, advisors or others for the administration of the business of the Corporation as it shall from time to time determine. Officers of the Corporation need not be members of the Board of Directors.

ARTICLE XI

In furtherance and not in limitation of the powers vested by law, the Board of Directors is expressly authorized:

A. To hold meetings within or without the State of Nevada.
B. If the By-laws so provide, to designate two or more of its number to constitute an Executive
Committee, which Committee shall have and exercise any or all of the powers of the Board of Directors in the management of the business and affairs of the Corporation.
C. Subject to the Bylaws: to make, alter, amend or change the By-laws of the Corporation.
D. Subject to the By-laws, to appoint a resident agent of the state of domicile; to dismiss the registrant agent and file an appointment of another resident agent, for any valid reason what-so-ever.

ARTICLE XII

To the extent permitted by law, the private property of each and every stockholder, officer and director of the Corporation, real or personal, tangible or intangible, now owned or hereafter acquired by any of them, is and shall be forever exempt from all debts and obligations of the Corporation, of any type what-so-ever.

ARTICLE XIII

The Corporation shall indemnify all of its officers and directors, present and future, against any and all expenses incurred by them, and each of them including, but not limited to, legal fees, judgments, and penalties which may be incurred, rendered, or levied in any legal action brought against any or all of them for or on account of any act or omission alleged to have been committed while acting within the scope of their duties as officers or directors of this Corporation.

ARTICLE XIV

The names and post office addresses of the incorporators are as follows:

Name                        Post Office Address
H. Eugene Gerke             P.O. Box 70011, Las Vegas, NV 89170
Nicky R. Vaughn             P.O. Box 390, Brisbane, CA 94005
Harold D. Blethen           P. O. Box 6175, San Jose, CA 95150

ARTICLE XV

The Corporation's shareholders do not have a preemptive right to acquire the Corporation's unissued shares.

ARTICLE XVI

A director or officer is not liable for
damages for breach of fiduciary duty as a director or officer except for: (a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of the law; or (b) the payment of a distribution in violation of NRC 78.300.

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                          41,554
[SECURITIES]                                         0
[RECEIVABLES]                                  331,420
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               373,118
[PP&E]                                          69,986
[DEPRECIATION]                                   4,906
[TOTAL-ASSETS]                               1,819,373
[CURRENT-LIABILITIES]                          468,801
[BONDS]                                         28,739
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         8,692
[OTHER-SE]                                   1,869,073
[TOTAL-LIABILITY-AND-EQUITY]                 1,819,373
[SALES]                                              0
[TOTAL-REVENUES]                                12,410
[CGS]                                                0
[TOTAL-COSTS]                                    6,578
[OTHER-EXPENSES]                               116,566
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               2,385
[INCOME-PRETAX]                              (112,241)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0