Form 10QSB
period 1998-09-30
AURORA ENERGY LTD
filed 1998-11-17
CIK 879162

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 1998

[ ]TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:

Commission file number: 000-29722

AURORA ENERGY, LTD.
(Exact name of small business issuer as
specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

91-1780941
(IRS Employer Identification No.)


3760 North U.S. 31 South, Traverse City, MI 49684
(Address of principal executive offices)

(616) 941-0073
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEAR

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

STATEMENT OF FINANCIAL POSITION

                                              (Unaudited) (Unaudited)
                                             September 30, September 30
              ASSETS                             1998          1997
Current asset
    Cash and cash equivalents                $    404,665  $   84,093
    Accounts receivable                           229,451     474,490
    Prepaid expenses                                6,194           -
Total current assets                              640,310     558,583
Oil and gas properties, not subject to
amortization, using full cost accounting        1,986,273     361,741
Investment in oil and gas partnerships            138,222     143,000
Property and equipment, net                        62,975       1,500

Total assets                                   $2,827,800   $1,064,82


See notes to financial statement
/<TABLE
LE>

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                (Unaudited) (Unaudited)
                                                 Sept. 30,   Sept. 30,
                                                  1998        1997

Current liabilitie
Accounts payable                                 $ 728,277   $  223,830
Current portion of capital lease
obligations                                         10,170          --
Line of credit                                     490,000          --
Loan from Brittania Holdings                            --      500,000
Advances from affiliates                                --      125,000
Advances from investors                             23,265       69,000
Accrued expenses                                    22,215       29,195

Total current liabilities                       $1,273,927   $  947,025

Capital lease obligations, net of
current portion                                     26,068           --

Total liabilities                                1,299,995      947,025

Stockholders' equity
     Common stock, $.001 par value;
     500,000,000 shares authorized;
     8,691,697 shares issued and
     outstanding                                     8,692        6,720
     Additional paid-in capital                  1,869,073      201,295
     Deficit accumulated during the
     development Stage                            (349,980)     (90,216)

Total stockholders' equity                       1,527,785      117,799

Total liabilities and stockholders' equity      $2,827,780   $1,064,82

/<TABLE
See notes to financial statement




AURORA ENERGY, LTD.
(a development stage company)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    For the
                             For the   For the       period    For the
                             9 months  3 months     3/12/97    3 month
                              ended     ended      (inception)  ended
                             9/30/98   9/30/98     to 9/30/97  9/30/97
                                                              <C

Operating revenues          $  19,606  $  12,079   $      --  $      --
Other revenue                   6,976      4,885      13,817     13,817
General and
 Administrative expenses      381,162    106,103      95,528     87,607

Operating loss               (354,580)   (89,139)    (81,711)   (73,790)

Other income (expense
   Equity in loss of
   investee partnerships     (43,865)     2,942          --         --
   Gain on sale of assets     300,000    300,000         --         --
   Interest income             11,640        587         --         --
   Interest expense           (12,331)    (8,448)     (7,990)    (7,990)

Other expense, net            255,444    295,091      (7,990)    (7,990)

Net loss                    $ (99,136)  $205,952   $ (89,701)  $(81,780)

Net loss per basic an
 diluted common share       $   (.011)  $   .037   $   (.016)  $  (.012)

/<TABLE
See notes to financial statements



AURORA ENERGY, LTD.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 12, 1997 (INCEPTION)
THROUGH SEPTEMBER 30, 1998 (UNAUDITED)


                                                      Deficit
                                                     Accumulated
                                           Add'l     during the
                        Common Stock      Paid in   Developmental
                      Shares      Amount   Capital      Stage     Total
                                                                <C

Common stock issue
  for cash at
  $.001 per share     514,997    $  515   $    --    $  --    $   515

Common stock issue
  for cash a
  $0.25 per share     580,000       580     13,920      --     14,500

Common stock issue
  in exchange fo
  interest in oil an
  gas partnership   5,575,200      5,575     137,425     --   143,000

Common stock issue
  for cash at
  $1.00 per share      50,000         50      49,950     --    50,000

Common stock issue
  in exchange for
  cancellation of
  loan at $.7142857
  per share           700,000        700     499,300     --    500,000

Common stock issue
  for cash at $.90
  per share         1,191,500      1,192   1,071,158     --  1,072,350

Common stock options
  issued to consultant
  and non-employee
  director                 --         --      17,400     --     17,400

Common stock issue
  in exchange for
  oil and gas
  working interests   80,000         80      79,920      --     80,000

Net loss                 --         --          --  (349,980) (349,980)

Balance at
9/30/98          $8,691,697  $   8,692  $1,869,073 $(349,980)$1,527,785
/<TABLE

See notes to financial statement


AURORA ENERGY, LTD
(a development stage company

STATEMENTS OF CASH FLOW

FOR THE PERIOD FROM MARCH 12, 1997 (INCEPTION)
THROUGH SEPTEMBER 30, 1997 AND FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 1998

<TABLE
<CAPTION
                                                 (Unaudited)(Unaudited
                                                     1998       1997
Cash flows from operating activies:
   Net loss                                      $  (99,136) $  (89,701)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation and amortization                      6,279          --
   Equity in loss of investee partnership            43,865          --
   Services received in exchange for stock options       --          --
   Changes in operating assets and liabilities
    which provided (used) cash
       Accounts receivable                           74,719    (474,490)
       Prepaid expenses                              (1,244)         --
       Accounts payable                             542,125     233,830
       Accrued expense                               (1,087)    (29,195)

Net cash used in operating activities               565,521    (311,166)

Cash flows from investing activities
   Acquisition of interests in oil and
    gas properties                               (1,205,423)   (361,741)
   Acquisition of interests in investe
    partnerships                                    (82,773)         --
   Capital expenditures for propert
    and equipment                                    (6,950)     (1,500)

Net cash used in investing activiites            (1,295,146)   (363,241)

Cash flows from financing activiite
   Proceeds from the sale of common stock           198,450      64,500
   Proceeds of loan from financial institution      490,000     500,000
   Advances from affiliate                               --     125,000
   Repayment of advancement from affiliate               --          --
   Advances from investors                           23,265      69,000
   Payments to investors                            (89,000)         --
   Payments made to reduce capital lease
    obligations                                       6,833)         --

Net cash provided by financing activities           615,882     758,500

Net increase in cash and cash equivalents          (113,743)     84,093

Cash and cash equivalents, beginning of period      518,408          --

Cash and cash equivalents, end of period         $  404,665   $  84,093
/<TABLE

See notes to financial statement



AURORA ENERGY, LTD
(A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and recognition of equity in the results of operations of affiliates)considered necessary for a fair presentation have been included.
Operating results for the nine month period ended
September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the period March 12, 1997 (inception) through
December 31,1997

NOTE 2   COMPUTATION OF LOSS PER SHARE.

Loss per share is computed for the nine months ended
September 30, 1998 and for the period March 12, 1997 to September 30, 1997, using the weighted average number of common shares outstanding during the period (8,654,822 and 5,584,764 respectively) determined pursuant to Statement of Financial Accounting Standards (SFAS) No.
128, "Earnings Per Share". This Statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents.
Since the assumed exercise of common stock options would be antidilutive for all periods presented, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal.

Item 2 Plan of Operations

The Company seeks to maximize stock price and shareholder value through exploration in lower risk shale natural gas plays and through the acquisition of properties with proven production and positive cash flow. The Company's short-term goal (the next 12 months) is to acquire or to find through exploration and bring on line enough production and positive cash flows to cover its general and administrative expenses. The Company's long term goals include continued building of reserves and cash flows from production to allow for further development of existing properties, mortgaging proved developed reserves to finance continued exploration and growth in value through development of untapped Antrim
Shale, New Albany Shale or other formations.

The Company should be able to meet its cash requirements for the rest of the 1998 calendar year. It will be necessary to raise additional funds for operations into 1999. These funds may be raised in part by selling additional shares of the Company's common stock through a private placement, and in part, by the sale of undeveloped or incomplete oil and gas properties and projects.
The Company is also attempting to obtain recourse financing for the acquisition of productive properties capable of adding positive cash flows after servicing the related debts.

The Company anticipates no change in the number of employees.


Part I
Item 4.  Submission of Matters to a Vote of Security Holder

The annual meeting of the shareholders was conducted on September 30, 1998. The Board of Directors was elected in its entirety. Thomas W. Tucker, William W. Deneau,
John V. Miller, Jr., and Gary J. Myles were elected for terms extending until the next annual meeting of the shareholders. Each director was elected on a vote of 7,850,192 shares in favor and 11 shares against

Rehmann Robson, P.C. of Traverse City, Michigan, was appointed to continue to serve as the Company's independent auditors, with a vote of 7,300,192 shares in favor and 550,011 shares abstaining

An amendment to the Company's Bylaws was approved, moving the date for the annual meeting from September 30 to May 15 of each year. The vote was 7,300,137 shares in favor, with 550,066 shares abstaining.

An amendment to the Company's Bylaws was approved, deleting a provision that permitted amendment of the bylaws only by the shareholders, and substituting the following provision:

These Bylaws may be amended or repealed, or new bylaws may be adopted, by vote of a majority of the directors then in office or by the affirmative vote of a majority of the shares entitled to vote at any regular or special meeting of the stockholders.
The stockholders may specify particular provisions of these Bylaws which shall not be altered or repealed by the Board of Directors.

The vote was 6,545,137 shares in favor, 755,000 shares opposed, and 550,066 shares abstaining.


Item 6  Index to Exhibits

(2)       Plan of acquisition                 None

(3) (i)   Restated Articles of Incorporatio

    (ii)  Bylaw

(4)       Instruments defining the            Incorporated by reference
          rights of security holders          from Form 10-SB

(10)      Material contracts                  Incorporated by reference
                                              from Form 10-SB

     P    Bank Loan Documents                 Incorporated by reference
                                              from Form 10-QSB
                                              Second Quarter 1998

(11)      Statement regarding computation of
          per share earnings                  None

(15)      Letter or unaudited interim         None
          financial information

(18)      Letter on change in accounting
          principles                          None

(22)      Published report regarding matter
          submitted to vote                   None

(24)      Power of Attorney                   None

(27)      Financial Data Schedule

(99)      Additional Exhibits                 None


SIGNATURES

In accordance with the requirements on the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  November 13, 199

AURORA ENERGY, LTD.

by: //William W. Deneau, President//


RESTATED ARTICLES OF INCORPORATION
OF
AURORA ENERGY, LTD

KNOW ALL MEN BY THESE PRESENTS

That we the undersigned, having this day associated ourselves together for the purpose of forming a corporation under and by virtue of the laws of the State of Nevada, hereby adopt the following Articles of Incorporation:

ARTICLE

The name of the corporation is Aurora Energy, Ltd.

ARTICLE I

The principal place of business of the corporation located within the State of Nevada shall be 825 N.
Lamb, No. 77, Las Vegas, Nevada. Corporate mail to be directed to: P. O. Box 70011, Las Vegas, Nevada
89170-0011, in Clark County. The Board of Directors may establish from time to time other offices within and without the State of Nevada.

ARTICLE II

The nature of the business or purposes proposed to be transacted or carried on by the corporation shall be to engage in any lawful activity

ARTICLE IV

The total authorized capital stock of the corporation is the amount of Five Hundred Million shares of common stock having a par value of $.001 per share.

ARTICLE V

The names and post office addresses of the Board of Directors of Aurora Energy, Ltd. are as follows:

William W. Deneau
President and Director
2533 N. Carson Street
Carson City, NV  89706

Barbara J. Johnson
Secretary
2533 N. Carson Street
Carson City, NV  89706

Thomas W. Tucker
Treasurer and Director
2533 N. Carson Street
Carson City, NV  89706

John V. Miller
Director and Vice President
2533 N. Carson Street
Carson City, NV  89706

Gary J. Myles
Director
2533 N. Carson Street
Carson City, NV  89706

The business and affairs of the Corporation shall be conducted by a board of directors of such number as the By-laws may provide: but the directors may not be less than three. A governing board of directors may elect to increase the number of directors by a vote of the board.

ARTICLE V

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

ARTICLE X

The Board of Directors shall elect or appoint officers: president, secretary, treasurer, etc., a resident agent, and such other officers, agents, advisors or others for the administration of the business of the Corporation as it shall from time to time determine. fficers of the Corporation need not be members of the Board of Directors.

ARTICLE X

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

ARTICLE XIV

The names and post office addresses of the incorporators are as follows:

Name                  Post Office Address

H. Eugene Gerke    P.O. Box 70011, Las Vegas, NV 89170
Nicky R. Vaughn    P.O. Box 390, Brisbane, CA 9400
Harold D. Blethen  P. O. Box 6175, San Jose, CA 9515

ARTICLE X

The Corporation's shareholders do not have a preemptive right to acquire the Corporation's unissued shares.

ARTICLE XV

A director or officer is not liable for damages for breach of fiduciary duty as a director or officer except for: (a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of the law; or
(b) the payment of a distribution in violation of NRC 78.300.

BY-LAWS
OF
AURORA ENERGY, LTD.
(A corporation whose domicile is the State of Nevada)

ARTICLE I - OFFICES

Section 1. The registered office of the Corporation in the State of Nevada shall be at 2533 N. Carson Street, Carson City, Nevada 89706.

The registered agent in charge thereof shall be:
LAUGHLIN & ASSOCIATES OF CARSON CITY, NEVADA.

Section 2.  The Corporation may also have offices
at such other places as the Board of Directors may from time to time appoint or the business of the Corporation may require.

ARTICLE II - SEAL

Section 1.  The Corporate Seal shall have inscribed
thereon the name of the Corporation, the year of its organization and the words "Corporate Seal", NEVADA.
However, a Corporate Seal shall not be a requirement.

ARTICLE III - STOCKHOLDERS' MEETING

Section 1. The meetings of stockholders shall be held at the registered office of the Corporation in the State of Michigan or such place, either within or without this State, as may be selected from time to time by the Board of Directors.

Section 2. ANNUAL MEETINGS: The annual meeting of the stockholders shall be held on May 15 of each year if not a Saturday, Sunday or legal holiday, and if a Saturday, Sunday or legal holiday, then on the next secular day following, at the time and place designated by the Board.
At the annual meeting, the stockholders shall elect
Directors and transact such other business as may properly be brought before the meeting.

Section 3.  ELECTION OF DIRECTORS: Elections of the
Directors of the Corporation may be by written ballot.

Section 4. SPECIAL MEETINGS; Special meetings of the stockholders may be called at any time by the President, or the Board of Directors, or stockholders entitled to cast at least Twenty-five percent of the votes which all stockholders are entitled to cast at the particular meeting. At any time, upon written request of any person or persons who have duly called a special meeting, it shall be the duty of the Secretary to fix the date of the meeting, to be held not more than sixty days after receipt of the request, and to give due notice thereof.
If the Secretary shall neglect or refuse to fix the date of the meeting and give notice thereof, the person or persons calling the meeting may do so.

Business transacted at all special meetings shall be confined to the objects stated in the call and matters germane thereto, unless all stockholders entitled to vote are present and consent, or such shareholders as control a majority of votes of all outstanding shares.

Written notice of a special meeting of stockholders stating the time and place and object thereof, shall be given to each stockholder entitled to vote thereat at least ten days before such meeting, unless a greater period of notice is required by statute in a particular case

Section 5.  QUORUM: A majority of the outstanding shares
of the Corporation entitled to vote, represented in person
or by proxy, shall constitute a quorum at a meeting of
stockholders.  At the meeting at which a quorum shall be
present or represented, any business may be transacted
which might have been transacted at the meeting as
originally noticed.  If less than a majority of the
outstanding shares entitled to vote is represented at a
meeting, a majority of the shares so represented may
adjourn the meeting without further notice.   The
stockholders present at a duly organized meeting may
continue to transact business until adjournment,
notwithstanding the withdrawal of enough stockholders
to leave less than a quorum.

Section 6. PROXIES: Each Stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to Corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period

A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with interest sufficient to law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the Corporation generally. All proxies shall be filed with the Secretary of the meeting before being voted upon.

Section 7. NOTICE OF MEETINGS: Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting and in the case of a special meeting, the purpose or purposes for which the meeting is called

Unless otherwise provided by law, written notice of any meeting shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting

Section 8.  CONSENT IN LIEU OF MEETINGS: Any action
required to be taken at any annual or special meeting of stockholders of the Corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than a majority of the number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.
Prompt notice of the taking of the Corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

Section 9. LIST OF STOCKHOLDERS: The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder.
No share of stock upon which any installment is due and unpaid shall be voted at any meeting. The list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten days prior to the meeting, which place shall be specified in the notice of the meeting. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and be inspected by any stockholder who is present

In event the Corporation has become a publicly held entity whose shares are currently trading in the public market place, a certified current list of the Corporation's shareholders in alphabetical order, shall be acquired from the Corporation's Transfer Agent, and the Officer or Agent in charge at the meeting shall determine that no share of stock upon which any installment is due and unpaid shall be voted at any meeting. In all events the list of shareholders shall be open to the examination of any shareholders, for any reason germane to the meeting

ARTICLE IV - DIRECTOR

Section 1. The business and affairs of this Corporation shall be managed by its Board of Directors, number three or more. The Directors need not be residents of this State or shareholders in the Corporation. They shall be elected by the stockholders at the annual meeting of stockholders of the Corporation, and each Director shall be elected for a term of: until his successor shall be elected and shall qualify or until his earlier resignation or removal. The Board may also increase its own number of members and a chairman and vice-chairman.
In event of all Board positions being vacated, a majority vote of the shareholders shall elect a new Board of Directors.

Section 2.  REGULAR MEETINGS: Regular meetings of the
Board shall be held without notice at the Registered Office of the Corporation, or at such other time and place as shall be determined by the Board.

Section 3.  SPECIAL MEETINGS: Special meetings of the
Board may be called by the President at any time, with each Director, either personally, by telephone, or by facsimile transmission, or by mail, or by telegram.
Special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of a majority of the Directors in office.

Section 4.  QUORUM: A majority of the total number
of Directors shall constitute a quorum for the transaction of business.

Section 5.  CONSENT IN LIEU OF MEETING: Any action
required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.
The Board of Directors may hold its meetings, and have an office or offices, outside of this State

Section 6. CONFERENCE TELEPHONE: One or more Directors may participate in a meeting of the Board, of a committee of the Board or of the stockholders, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other; participation in this manner shall constitute presence in person at such meeting

Section 7. COMPENSATION: Directors shall not receive any stated salary for their services; however by resolution of the Board, a fixed sum for attendance and expenses, if any, may be allowed for attendance at each regular or special meeting of the Board.
Additionally, options for non-employee directors as provided in a stock option plan is provided for herein. Nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation thereof.

Section 8.  REMOVAL: Any Director or the entire
Board of Directors may be removed, with or without cause, by holders of a majority of the shares then entitled to vote at an election of Directors.

ARTICLE V - OFFICERS

Section 1. The executive officers of the Corporation shall be chosen by the Directors and in event of a vacancy on the Board the remaining Directors may appoint a replacement.

The Board of Directors may also choose a President, one or more Vice Presidents and such other officers as it shall deem necessary. Any number of offices may be held by the same person.

Section 2.  SALARIES: Salaries of all officers and
agents of the Corporation shall be fixed by the Board of Directors.

Section 3.  TERM OF OFFICE:  The officers of the
Corporation shall hold office until their successors are chosen and have qualified. Any officer or agent elected or, appointed by the Board may be removed by the Board of Directors whenever in its judgment the best interest of the Corporation will be served thereby.

Section 4.   PRESIDENT: The President shall be the
Chief Executive Officer of the Corporation; he shall preside at all meetings of the stockholders and directors; he shall have general and active management of the business of the Corporation, shall see that all orders and resolutions of the Board are carried into effect, subject, however, to the right of the directors to delegate any specific powers, except such as may be by statute exclusively conferred on the President, to any other officer or officers of the Corporation. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the Corporation. He shall be EX-OFFICIO a member of all committees, and shall have the general power and duties of supervision and management usually vested in the office of President of a Corporation

Section 5.   SECRETARY: The Secretary shall attend
all sessions of the Board and all meetings of the stockholders and act as clerk thereof, and record all the votes of the Corporation and the minutes of all its transactions in a book to be kept for that purpose, and shall perform like duties for all committees of the Board of Directors when required. He shall give, or cause to be given, notice of all meetings of the stockholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, and under whose supervision he shall be. He shall keep in safe custody the Corporate Seal of the Corporation, and when authorized by the Board or President, affix the same to any instrument requiring it.

Section 6.   TREASURER: The Treasurer shall have
custody of the Corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation, and shall keep the moneys of the Corporation in a separate account to the credit of the Corporation. He shall disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the President and Directors, at regular meetings of the Board, or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the Corporation.

ARTICLE VI - VACANCIES

Section 1.   Any vacancies occurring in any office
of the Corporation by death, resignation, removal or otherwise, shall be filled by the Board of Directors. Vacancies and newly created Directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, although less than a quorum, or by a sole remaining Director. If at any time, by reason of death or resignation or other cause, the Corporation should have no Directors in office, then any officer or stockholder or an executor, administrator, trustee or guardian of a stockholder, or other fiduciary entrusted with the responsibility for the person or estate of a stockholder, may call a special meeting of stockholders in accordance with the provisions of these By-Laws

Section 2.  RESIGNATIONS EFFECTIVE AT FUTURE DATE:
When one or more Directors shall resign from the Board, effective at a future date, a majority of the Directors then in office, including those who so have resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective.

ARTICLE VII - CORPORATE RECORDS

Section 1.  Any stockholder of record, in person or
by attorney or other agent, shall, upon written demand under oath stating the purpose thereof, have the right during the usual hours for business and with such advance notice to the Corporation as may be set by the State of Nevada to inspect for any proper purpose the Corporation's list of its stockholders, and its other books and records, and to make copies or extract therefrom. A proper purpose shall mean a purpose reasonably related to such person's interest as a stockholder. In every instance where attorney or other agent shall be the person who seeks the rights to inspection, the demand under oath shall be accompanied by a Power of Attorney or such other writing which authorizes the attorney or other agent to so act on behalf of the stockholders. The demand under oath shall be directed to the Corporation at its registered office in this State or at its principal place of business.

ARTICLE VIII - STOCK CERTIFICATES, DIVIDENDS, ETC.

Section 1. The stock certificates of the Corporation shall be numbered and registered, the transfer books of the Corporation as they are issued, or by the Corporation's Registrar. They shall bear the Corporate
Seal and shall be signed by the Corporate transfer agent

Section 2.   TRANSFERS: Transfers of shares shall be
made on the books of the Corporation by the Registrar in behalf of the Corporation only upon surrender of the certificates therefore, endorsed by the person named in the certificate or by attorney, lawfully constituted in writing. No transfer shall be made which is inconsistent with law. A "Do Not Transfer" demand may be made by the Corporation to its Registrar if for lawful reasons

Section 3. LOST CERTIFICATES: The Corporation may issue a new certificate of stock in the place of any certificates theretofore signed by it, alleged to have been lost, stolen or destroyed, and the Corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificates or the issuance of such new certificates.

Section 4.  RECORD DATE:   In order that the Corporation
may determine the stockholders entitled to notice of or
to vote at any meeting of stockholders or any adjournment
thereof, or to express consent to Corporate action in
writing without a meeting, or entitled to receive payment
of any dividend or other distribution or allotment of
any rights, or entitled to exercise any rights in respect
of any change, conversion or exchange of stock or for
the purpose of any other lawful action, the Board of
Directors may fix, in advance, a record date, which
shall not be more than sixty nor less than ten days
before the date of such meeting, nor more than sixty
days prior to any other action.

If no record date is fixed

(a) The record date for determining stockholders entitled to notice or to vote a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held

(b) The record date for determining stockholders entitled to express consent to Corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day which the first written consent is expressed.

(c) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

(d) A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for adjourned meeting

Section 5.  DIVIDENDS:   The Board of Directors may declare
and pay dividends upon the outstanding shares of the
Corporation from time to time and to such extent as they
deem advisable, in the manner and upon the terms and
conditions provided by statute and Certificate of
Incorporation

Section 6.  RESERVES:   Before payment of any dividends
there may be set aside out of the net profits of the
Corporation such sum or sums as the Directors, from
time to time, in their absolute discretion, think proper
as a reserve fund to meet contingencies, or for repairing
or maintaining any property of the Corporation, or for
such other purposes as the Directors think conducive to
the interests of the Corporation, and the Directors may
abolish any such reserve in the manner in which it was
created.

ARTICLE IX - MISCELLANEOUS PROVISIONS

Section 1.  FISCAL YEAR:   The fiscal year shall begin on
the first day of the calendar annually.

Section 2.  CHECKS:   All checks or demands for money
and notes of the Corporation shall be signed by such
officer or officers as the Board of Directors may from
time to time designate.

Section 3.  NOTICE:   Whenever written notice is required
to be given to any person, it may be given to such person,
either personally or by sending a copy thereof through the
mail, or by telegram, charges prepaid, to this address
appearing on the books of the Corporation, or supplied by
him to the Corporation for the purpose of notice.  If the
notice is sent by mail or by telegraph, it shall be deemed
to have been given to the person entitled thereto when deposited in the United States mail or with a telegraph office for transmission to such person.  Such notice shall specify meeting of
stockholders, the general nature of the business
to be transacted

Section 4.  WAIVER OF NOTICE:   Whenever any written notice
is required by statute, or by the Certificate or the By-Laws of this Corporation a waiver thereof in writing, signed by
the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.  Except in the case of a special meeting of stockholders, neither the business to be transacted at, nor the purpose of the meeting need be specified in the
waiver of notice or such meeting.  Attendance of a person
either in person or by proxy, at any meeting shall constitute a waiver of notice of such a meeting, except where a person
attends a meeting for the express purpose of objecting to
the transaction of any business because the meeting was
not lawfully called or convened.

Section 5.  RESIGNATIONS:   Any Director or other Officer
may resign at any time, such resignation to be in writing,
and to take effect from the time of its receipt by the
Corporation, unless some time be fixed in the resignation
and then from that date.  The acceptance of a resignation
shall not be required to make it effective

Section 6. GENDER NEUTRAL: Wherever from the context it appears appropriate, each term stated in the singular or the plural shall include the singular and the plural, and pronouns stated in either the masculine, the feminine or the neuter gender shall include the masculine, feminine and neuter

ARTICLE X - ANNUAL STATEMENT

Section 1. The President and Board of Directors shall present at each annual meeting a full and complete statement of the business and affairs of the Corporation for the preceding year. Such statement shall be prepared and presented in whatever manner the Board of Directors shall deem advisable and need not be verified by a certified public accountant.

ARTICLE XI - AMENDMENTS

Section 1. These Bylaws may be amended or repealed, or new bylaws may be adopted, by vote of a majority of the directors then in office or by the affirmative vote of a majority of the shares entitled to vote at any regular or special meeting of the stockholders. The stockholders may specify particular provisions of these Bylaws which shall not be altered or repealed by the Board of Directors.

__________________________________
Secretary


Exhibit 27 - Financial Data Schedule
Article 5 of Regulation S-X
