Form 10QSB/A
period 1998-09-30
AURORA ENERGY LTD
filed 1999-02-25
CIK 879162

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
AMENDED FORM 10-QSB

(Mark One)
[x]	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30,
1998

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:

Commission file number: 000-29722

AURORA ENERGY, LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA
State or other jurisdiction of incorporation

91-1780941
(IRS Employer Identification No.)or organization)

3760 North U.S. 31 South, Traverse City, MI 49684
(Address of principal executive offices)

(616) 941-0073
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No  ______

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

AURORA ENERGY, LTD.
(a development stage company)

STATEMENT OF FINANCIAL POSITION
							(Unaudited)	(Unaudited)
							Sept. 30,	Sept. 30,
		ASSETS				1998		1997
Current assets
	Cash and cash equivalents		$  404,665	$    84,093

	Accounts receivable			   229,451	    474,490

	Prepaid expenses				     6,194		--

Total current assets				   640,310	    558,583

Oil and gas properties, not subject to
amortization, using full cost accounting   1,986,273      361,741

Investment in oil and gas partnerships	   138,222	    143,000

Property and equipment, net			    62,975		1,500

Total assets					$2,827,780   $1,064,824

See notes to financial statements


LIABILITIES AND STOCKHOLDERS EQUITY

							(Unaudited)	(Unaudited)
							Sept. 30,	 Sept. 30,
						     	1998	     	 1997
Current liabilities
	Accounts payable				$  728,277	$   223,830
	Current portion of capital
	lease obligations 			    10,170		--
	Line of credit  				   490,000		--
	Loan from Brittania Holdings			-- 	    500,000
	Advances from affiliates			-- 	    125,000
	Advances from investors			    23,265	     69,000
	Accrued expenses				    22,215	     29,195

Total current liabilities			 1,273,927	    947,025

Capital lease obligations, net of
current portion					    26,068		--

Total liabilities					 1,299,995	    947,025

Stockholders equity
	Common stock, $.001 par value;
	500,000,000	shares authorized;
	8,691,697 shares issued
	and outstanding				     8,692		6,720
	Additional paid-in capital		 1,869,073	    201,295
	Deficit accumulated during
	the development Stage			  (349,980)	    (90,216)

Total stockholders' equity			 1,527,785	    117,799

Total liabilities and stockholders' equity						$2,827,780	 $1,064,824

See notes to financial statements

AURORA ENERGY, LTD.
(a development stage company)

STATEMENTS OF OPERATIONS
(UNAUDITED)

								For the
				For the	For the	period	For the
				9 months	3 months	3/12/97	3 months
				ended		ended		(inception)	ended
				9/30/98	9/30/98	to 9/30/97	9/30/97
Operating revenues	$19,606	$12,079	$	--	$	--
Other revenue		  6,976	  4,885	  13,817	  13,817
General and
administrative
expenses			381,162	106,103	  95,528	  87,607

Operating loss	     (354,580)    (89,139)	 (81,711)	 (73,790)

Other income (expense)
	Equity in loss of
	investee
	partnerships	(43,865)	  2,942		--		--
	Gain on sale
	of assets		300,000	300,000		--		--
	Interest income 	 11,640	    597		--		--
	Interest expense	(12,331)	 (8,448)	  (7,990)	  (7,990)

Other expense, net	255,444	295,091	  (7,990)	  (7,990)

Net loss		     $(99,136)   $205,952     $(89,701)	$(81,780)

Net loss per basic
and diluted common
share				$ (.011)	  $.037	$  (.016)	$  (.012)

See notes to financial statements

AURORA ENERGY, LTD.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 12, 1997 (INCEPTION)
THROUGH SEPTEMBER 30, 1998 (UNAUDITED)

					      	Deficit
							Accumulated
							Add'l		 During the
			  Common Stock		Paid in	 Developmental
			Shares	Amount	Capital	 Stage	Totals
Common stock issued
for cash at $.001
per share  		  514,997	$  515	$ --		$  --		$  515

Common stock issued
for cash at $.025
per share		  580,000	   580	 13,920	   --		14,500

Common stock issued
in exchange for
interest in oil and
gas partnership 	5,575,200	 5,575	137,425	   --	     143,000

Common stock issued
for cash at $1.00
per share		   50,000	    50	 49,950	   --	      50,000

Common stock issued
in exchange for
cancellation of loan
at $.7142857
per share		  700,000	   700	499,300	   --	     500,000

Common stock issued
for cash at $.90
per share   	1,191,500	 1,192    1,071,158	   --	   1,072,350

Common stock options
issued to consultant
and non-employee
director 		    --	   --	       17,400	   --		17,400

Common stock issued
in exchange for oil
and gas working
interests		   80,000	    80 	 79,920  	   --      80,000

Net loss	         --		   --		  --	    (349,980)  (349,980)

Balance at
Sept. 30, 1998   $8,691,697   $8,692   $1,869,073  $(349,980) $1,527,785

See notes to financial statements

AURORA ENERGY, LTD.
(a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM MARCH 12, 1997 (INCEPTION)
THROUGH SEPTEMBER 30, 1997 AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998

							(Unaudited)	(Unaudited)
							1998		1997
Cash flows from operating activities:
	Net loss					$  (99,136)	$  (89,701)
	Adjustments to reconcile net loss
	to net cash used in operating
	activities:
		Depreciation and amortization	      6,279		--
		Equity in loss of investee
		partnership				     43,865		--
		Services received in exchange
		for stock options				-- 		--
		Changes in operating assets and
		liabilities which	provided
		(used) cash:
			Accounts receivable	     74,719	   (474,490)
			Prepaid expenses		     (1,244)	--
			Accounts payable		    542,125	    223,830
			Accrued expense		     (1,087)     29,195

Net cash used in operating activities	    565,521	   (311,166)

Cash flows from investing activities
	Acquisition of interests in oil
	and gas properties			 (1,205,423)   (361,741)
	Acquisition of interests in
	investee partnerships			    (82,773)	--
	Capital expenditures for property
	and equipment				     (6,950)     (1,500)

Net cash used in investing activities      (1,295,146)   (363,241)

Cash flows from financing activities
	Proceeds from the sale of common stock  198,450	     64,500
	Proceeds of loan from financial
	institution				          490,000	    500,000
	Advances from affiliate				-- 	    125,000
	Repayment of advancement from
	affiliate						-- 		--
	Advances from investors			     23,265	     69,000
	Payments to investors			    (89,000)	--
	Payments made to reduce capital
	lease obligations				     (6,833)	--

Net cash provided by financing activities	    615,882	    758,500

Net increase in cash and cash equivalents	   (113,743)     84,093

Cash and cash equivalents, beginning
of period						    518,408		--

Cash and cash equivalents, end of period	   $404,665	    $84,093

See notes to financial statements

AURORA ENERGY, LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and recognition of equity in the results of operations of affiliates) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the period March 12, 1997
(inception) through December 31, 1997.

NOTE 2   COMPUTATION OF LOSS PER SHARE

Loss per share is computed for the nine months ended
September 30, 1998 and for the period March 12, 1997 to September 30, 1997, using the weighted average number of common shares outstanding during the period
(8,654,822 and 5,584,764 respectively) determined pursuant to Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings Per Share".
This Statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. Since the assumed exercise of common stock options would be anti-dilutive for all periods presented, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal.

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

YEAR 2000 DISCLOSURES:

Background

The Year 2000 Issue is a result of computer programs being written to recognize two digits instead of four to identify the applicable year. Date sensitive computer programs may then interpret dates using "00" as the year 1900 rather than the year 2000. This could cause system failures, miscalculations or other system disruptions, which might temporarily interrupt the Company's ability to engage in normal business activities.

Plan And State Of Readiness

The Company has addressed the most direct problems associated with the Year 2000 Issue. The Company has obtained written assurances from the appropriate vendors and manufacturers that 100% of the Company's computer hardware, and that 100% of all date sensitive software currently in use by the Company, are Year
2000 compliant. Consequently, the Company anticipates no expenditures will be required to bring administrative software and hardware in compliance with Year 2000 requirements.

The Company has only just begun communicating with third parties and examining non-information-technology systems to determine their state of readiness. The
Company anticipates that by mid-1999 its survey of material vendors and partners and the inspection of non-information-technology systems will be complete.
The Company has only a few non-information-technology systems and does not expect the costs of remediation to be material. The Company estimates that the survey of non-information-technology systems and third parties whose lack of readiness for the Year 2000 could materially affect the Company's ability to conduct normal day-to-day operations is 5% complete.

The costs to the Company for a lack of readiness on the part of vendors, customers and partners are limited to whatever the temporary interruption of business functions would total. The major risks would be interruptions in communications, banking, and cash flows if the pipelines and final purchasers of the Company's gas and oil production are not in compliance. Cash flow could also be impacted if industry partners who operate oil and gas properties in which the Company is invested suffer business interruptions due to their own lack of readiness, or due to third party vendors' and/or customers' lack of readiness for the Year 2000 problem.

Contingency Plans

Temporary interruptions in the Company's cash flows due to Year 2000 Issue problems affecting purchasers of the Company's oil and gas production are not expected to present material difficulties. If, for the same reasons, more protracted cash flow interruptions are encountered, the Company plans to access unused lines of credit and/or borrow from affiliated entities to cover the most necessary disbursements until such time as the normal order of business is restored.

Part II
Item 4.  Submission of Matters to a Vote of Security
Holders

The annual meeting of the shareholders was conducted on September 30, 1998. The Board of Directors was elected in its entirety. Thomas W. Tucker, William W.
Deneau, John V. Miller, Jr., and Gary J. Myles were elected for terms extending until the next annual meeting of the shareholders. Each director was elected on a vote of 7,850,192 shares in favor and 11 shares against.

Rehmann Robson, P.C. of Traverse City, Michigan, was appointed to continue to serve as the Company's independent auditors, with a vote of 7,300,192 shares in favor and 550,011 shares abstaining.

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

The vote was 6,545,137 shares in favor, 755,000 shares opposed, and 550,066 shares abstaining.


Item 6  Index to Exhibits

(2)		Plan of acquisition			None

(3)	(i)	Restated Articles of Incorporation

	(ii) Bylaws

(4)		Instruments defining the	Incorporated by reference
		rights of security holders	from Form 10-SB

(10)		Material contracts		Incorporated by reference
							from Form 10-SB

	P	Bank Loan Documents		Incorporated by reference
							From Form 10-QSB,
							Second Quarter 1998

(11)	Statement regarding computation of per
	share earnings				None

(15)	Letter on unaudited interim
	financial information			None

(18)	Letter on change in accounting
	principles					None

(22)	Published report regarding matters
	submitted to vote				None

(24)	Power of Attorney				None

(27)	Financial Data Schedule

(99)	Additional Exhibits			None

SIGNATURES

In accordance with the requirements on the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 22, 1999

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

ARTICLE II

The principal place of business of the corporation located within the State of Nevada shall be 825 N.
Lamb, No. 77, Las Vegas, Nevada. Corporate mail to be directed to: P. O. Box 70011, Las Vegas, Nevada 89170-
0011, in Clark County. The Board of Directors may establish from time to time other offices within and without the State of Nevada.

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

ARTICLE XIV

The names and post office addresses of the incorporators are as follows:

Name               Post Office Address
H. Eugene Gerke    P.O. Box 70011, Las Vegas, NV 89170
Nicky R. Vaughn    P.O. Box 390, Brisbane, CA 94005
Harold D. Blethen  P.O. Box 6175, San Jose, CA 95150

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

Written notice of a special meeting of stockholders stating the time and place and object thereof, shall be given to each stockholder entitled to vote thereat at least ten days before such meeting, unless a greater period of notice is required by statute in a particular case.

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

Section 6. PROXIES: Each Stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to Corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

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

Section 7. NOTICE OF MEETINGS: Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting and in the case of a special meeting, the purpose or purposes for which the meeting is called.

Unless otherwise provided by law, written notice of any meeting shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

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

Section 9. LIST OF STOCKHOLDERS: The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. No share of stock upon which any installment is due and unpaid shall be voted at any meeting. The list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten days prior to the meeting, which place shall be specified in the notice of the meeting. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and be inspected by any stockholder who is present.

In event the Corporation has become a publicly held entity whose shares are currently trading in the public market place, a certified current list of the Corporation's shareholders in alphabetical order, shall be acquired from the Corporation's Transfer
Agent, and the Officer or Agent in charge at the meeting shall determine that no share of stock upon which any installment is due and unpaid shall be voted at any meeting. In all events the list of shareholders shall be open to the examination of any shareholders, for any reason germane to the meeting.

ARTICLE IV - DIRECTORS

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

Section 5.  CONSENT IN LIEU OF MEETING: Any action
required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee. The Board of Directors may hold its meetings, and have an office or offices, outside of this State.

Section 6.  CONFERENCE TELEPHONE: One or more
Directors may participate in a meeting of the Board, of a committee of the Board or of the stockholders, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other;
participation in this manner shall constitute presence in person at such meeting.

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

Section 4.   PRESIDENT: The President shall be the
Chief Executive Officer of the Corporation; he shall preside at all meetings of the stockholders and directors; he shall have general and active management of the business of the Corporation, shall see that all orders and resolutions of the Board are carried into effect, subject, however, to the right of the directors to delegate any specific powers, except such as may be by statute exclusively conferred on the President, to any other officer or officers of the Corporation. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the Corporation. He shall be EX-OFFICIO a member of all committees, and shall have the general power and duties of supervision and management usually vested in the office of President of a Corporation.

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

ARTICLE VI - VACANCIES

Section 1. Any vacancies occurring in any office of the Corporation by death, resignation, removal or otherwise, shall be filled by the Board of Directors.
Vacancies and newly created Directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, although less than a quorum, or by a sole remaining Director. If at any time, by reason of death or resignation or other cause, the Corporation should have no Directors in office, then any officer or stockholder or an executor, administrator, trustee or guardian of a stockholder, or other fiduciary entrusted with the responsibility for the person or estate of a stockholder, may call a special meeting of stockholders in accordance with the provisions of these By-Laws.

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

ARTICLE VIII - STOCK CERTIFICATES, DIVIDENDS, ETC.

Section 1. The stock certificates of the Corporation shall be numbered and registered, the transfer books of the Corporation as they are issued, or by the Corporation's Registrar. They shall bear the Corporate Seal and shall be signed by the Corporate transfer agent.

Section 2.   TRANSFERS: Transfers of shares shall be
made on the books of the Corporation by the Registrar in behalf of the Corporation only upon surrender of the certificates therefore, endorsed by the person named in the certificate or by attorney, lawfully constituted in writing. No transfer shall be made which is inconsistent with law. A "Do Not Transfer" demand may be made by the Corporation to its Registrar if for lawful reasons.

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

If no record date is fixed:

(a)	The record date for determining stockholders
entitled to notice or to vote a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

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

(d)	A determination of stockholders of record
entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for adjourned meeting.

Section 5.  DIVIDENDS:   The Board of Directors may
declare and pay dividends upon the outstanding shares of the Corporation from time to time and to such extent as they deem advisable, in the manner and upon the terms and conditions provided by statute and Certificate of Incorporation.

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

Section 3.  NOTICE:   Whenever written notice is
required to be given to any person, it may be given to such person, either personally or by sending a copy thereof through the mail, or by telegram, charges prepaid, to this address appearing on the books of the Corporation, or supplied by him to the Corporation for the purpose of notice. If the notice is sent by mail or by telegraph, it shall be deemed to have been given to the person entitled thereto when deposited in the United States mail or with a telegraph office for transmission to such person. Such notice shall specify meeting of stockholders, the general nature of the business to be transacted.

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

Section 5.  RESIGNATIONS:  Any Director or other
Officer may resign at any time, such resignation to be in writing, and to take effect from the time of its receipt by the Corporation, unless some time be fixed in the resignation and then from that date. The acceptance of a resignation shall not be required to make it effective.

Section 6. GENDER NEUTRAL: Wherever from the context it appears appropriate, each term stated in the singular or the plural shall include the singular and the plural, and pronouns stated in either the masculine, the feminine or the neuter gender shall include the masculine, feminine and neuter.

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