Form 10KSB
period 1998-12-31
AURORA ENERGY LTD
filed 1999-04-01
CIK 879162

                   U. S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (For the year ending:  December 31, 1998)

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934
     For the transition period from:

     Commission file number 000-29722

                              AURORA ENERGY, LTD.
      (Exact name of small business issuer as specified in its character)

                NEVADA                                    91-1780941
(State or other jurisdiction of incorporation           (IRS Employer
organization)                                          Identification No.)

               3760 North US-31 South, Traverse City, MI   49684
                   (Address of principal executive offices)

                                (616) 941-0073
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:


Title of each class to be so registered   Name of each exchange on
                                          which each class is to be registered
                None                                  None

Securities to be registered pursuant to Section 12(g) of the Act:

                                 Common Stock

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x        NO

        Delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year.        $298,570

        State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $3,484,497

                     APPLICABLE ONLY TO CORPORATE ISSUERS
  State the number of shares outstanding of each of the issuer's classes of
         common equity, as of the latest practicable date:   8,691,697

Transitional Small Business Disclosure Format (check one); YES        NO  X

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Aurora Energy, Ltd. ("the Company") is involved in the exploration, development and production of natural gas and oil reserves in North America. Management's goal is to produce gas from lower risk black shales, tight sands and coal beds, targeting projects where large acreage blocks can be easily evaluated with a series of low cost test wells prior to development investments. At this point in time, the Company has no proven reserves. However, production has begun in the East 23, Timm, Devil River, and Paxton Quarry Antrim Shale projects in Michigan, and the Corydon New Albany Shale wells in Indiana. The Company also owns small purchased interests in two productive properties: the Lodgepole Stadium Field in North Dakota and the Merrick Estate #1 in Louisiana.

DEVELOPMENT
The Company was originally incorporated on August 12, 1991 as a Nevada corporation under the name Mentor Group International Corporation. Mentor was originally a wholly owned subsidiary of Premier Allied Consultants Corporation. Mentor was subsequently "spun-off" with the shareholders of Premier Allied Consultants Corporation receiving shares in the Company in a transaction exempt from registration. On November 24, 1995, Superior Lubricants, Inc. was merged into the Company. At the time of this merger, Mentor changed its name to Superior Lubricants International, Inc. The business plan of Superior Lubricants International, Inc. did not progress as anticipated, and on June 24, 1996, the name was changed back to Mentor Group International Corporation. From its inception until April 1997, the Company was not successful in achieving any material operations.

On March 12, 1997, the Company's name was changed to Aurora Energy, Ltd. On April 22, 1997, the Company acquired a 50% membership interest in Jet/LaVanway Exploration, L.L.C. in exchange for a controlling interest in the Company's common stock. John Miller, Thomas W. Tucker and William W. Deneau were each issued 1,858,400 shares of the Company's common stock (83% of the Company's outstanding shares). (NOTE: the interest acquired by the Company equates to 100% of Messrs. Miller, Tucker and Deneau's collective 50% interest in Jet/LaVanway Exploration, L.L.C.). Through the Jet/LaVanway membership interest the Company holds interests in the following oil and gas interests:

The Corydon Area of Mutual Interest consisting of approximately 16,000 net mineral acres in Harrison County, Indiana - The Company's share acquired was 5% working interest before payout and 13.015% working interest after payout of investors at an 0.80 net revenue interest. The Company has subsequently acquired an additional 4% working interest before payout and additional 3.20% working interest after payout. The Company's total interest in the Corydon area is currently 9% before payout and 16.215 % after payout.

The Milltown Area of Mutual Interest consisting of approximately 5,500 net mineral acres in Crawford County, Indiana - The Company's share is 9.555% working interest after payout of investors at an 0.80 net revenue interest.

The North Harrison Area of Mutual Interest consisting of approximately 40,000 net mineral acres in Harrison County, Indiana - The Company's share is 9.625% working interest after payout of investors at an 0.80 net revenue interest.

The Organ Creek Area of Mutual Interest consisting of approximately 11,000 net mineral acres in Washington County, Indiana - The Company's share is 9.625% working interest after payout of investors at an 0.80 net revenue interest.

These interests collectively constitute 50% of the interests in these properties that are owned by Jet/LaVanway Exploration, L.L.C., a Michigan limited liability company, formerly known as Jet/Hunting Exploration, L.L.C., whose principal address is 215 Bridge Street, Charlevoix, Michigan 49720.

At the time of the assignments of their interests, Messrs. Tucker, Deneau and Miller agreed to accept responsibility for managing these properties on the Company's behalf. On June 25, 1997, they became directors of the Company and assumed full responsibility for management.

On May 5, 1997, Jet Exploration 1995-1, L.L.C. (Jet-95) entered into a Joint Development Agreement for the Dumada Area of Mutual Interest with Colony Petroleum, L.L.C., Cumulus Two Limited Consolidated Exploration, L.L.C., and Deka Exploration, L.L.C. Jet-95 initially received a 25% working interest at an 80% net revenue interest in the Project. A Joint Operating Agreement was signed which designated Jet-95, L.L.C. as the Operator for drilling purposes, with Deka Exploration, L.L.C. to assume the duties of Operator for each well upon commencement of production operations. Jet-95 subsequently sold off a substantial amount of its working interest, retaining a 4.8% working interest before payout and a 10.4675% revenue interest after payout. As a result of agreements with Colony Petroleum, L.L.C. and Cumulus Two Limited Consolidated Exploration, L.L.C., Jet received an overriding royalty equal to 1% (both before and after payout).

On July 28, 1997, the Company entered into an agreement with Jet-95 to acquire Jet-95's working interest in the Dumada Project on an actual cost basis. The Company paid $126,451 as a reimbursement of direct costs to acquire this 4.8% working interest at an 80% net revenue interest. From July 28, 1997, the Company was responsible for its allocated costs associated with the development of the Dumada Project. The July 28, 1997 agreement also allowed the Company to acquire the balance of Jet Exploration 1995-1, L.L.C.'s interest in the Dumada Project, specifically its interest as an operator, at a price of $60,000. This payment was intended to reimburse Jet Exploration 1995-1, L.L.C. for its indirect costs incurred in the creation and marketing of the Dumada Project, including allocated salaries, travel costs, reproduction costs, telephone expense, rent and utilities over the 15-month period of time required to put the Dumada Project together. The Company exercised this option, and has paid the full $186,451 to Jet Exploration 1995-1, L.L.C. (See page 14 for a description of the Dumada Project.) On December 18, 1997, the Company sold .25% of its working interest in the Dumada Project. The Company currently has financial responsibility for 4.55% of the Dumada Project, and is entitled to 5.55% of net revenues before payout and 10.4675% of net revenues after payout.

Beginning in January of 1998, the Company put together a lease block of approximately 2,500 acres over the Illinois Basin and the Rough Creek Fault System in northern part of Kentucky. The Company has sold this project for $39,000. The Company retained rights to 10% of the working interest, will be carried 10% in the first test well, and holds an overriding royalty interest in the leases.

In April of 1998, the Company began leasing approximately 13,000 acres in a Trenton gas project in northwest Ohio known as the Crossroads Project. The Company has secured financing for all phases of development sufficient to produce and sell up to 2,000 mcfg/d. Production from 9 wells is targeted for 1999. The first six months of production will be a period of evaluation to confirm and refine reserve estimates.

In September of 1998, the Company acquired interests in approximately 16,000 acres in Michigan known as the Church Lake Project and the Chimney Lake Project targeting the Richfield and Dundee formations.

EMPLOYEES

The Company's strategy is to outsource most of its needed services and manpower. It will maintain only the essential personnel to accomplish its mission. The Company currently has six full time employees. In addition to the officers described under "Management and Key Consultants", the Company employs an accountant and a secretary. Consultants are hired as needed on an independent contractor basis. (See page 32 for a description of the Key Consultants.) No change in the number of employees is anticipated at this time.

STRATEGIES

The Company will focus significant resources towards lower risk long-term gas development of unconventional gas reservoirs. This strategy generally requires large capital expenditures, which require either equity or source funding. The Company will use its own funds to acquire properties when possible, and will attempt to finance the development of reserves and production using third party financing or joint venture partners. Management believes that the Company is able to engage in nearly any reasonable size operation or scope of exploration activity depending on the circumstances and merits of each proposed operation. Conventional oil and gas exploration will be given consideration when opportunities are available which could yield significant upside reserves. Quite often this will be prospects generated as a result of data gained from drilling wells in unconventional reservoirs. Accordingly, the Board of Directors has not limited the size of operation or scope of project to be considered in achieving the Company's business plan.

Management is continuing to concentrate the Company's exploratory efforts in the black shales of Michigan and Indiana for the following reasons:

1. The shales are proven fractured reservoirs in both states. The gas-in-place has been proven to be exceptional, being measured in the hundreds of trillions of cubic feet.

2. In management's opinion, the market for gas in Indiana and Michigan is excellent, with a web of major transmission pipelines already in place.

3. The largest, most wide-open opportunities are throughout the prospective area in Indiana for the New Albany Shale. There are multiple geological zones of production above the shale, which have been proven to contain large reservoirs of oil and gas. These zones will be tested each time a New Albany Shale well is drilled, adding significantly to the potential for discovering new reserves.

4. Unconventional reservoirs are ever increasing in improved production systems and development. Understanding these reservoirs and how best to produce them is making possible large-scale, low-risk plays in which the Company hopes to be a major player, especially of the Indiana New Albany Shale.

COMPETITION AND OTHER OPERATIONAL ISSUES

The oil and gas industry is very competitive. There is a high degree of competition for favorable oil and gas leases suitable for drilling, development and production. In the areas of the Company's strategic focus of gas production from tight sands, shales and coalbed methane, management expects that there are sufficient opportunities that the Company will be able to procure suitable leases in these formations.

There is also competition for desirable contracts to supply energy companies with gas and oil. While management expects to line up suitable gas and oil purchasers at profitable prices, the industry is subject to fluctuations in demand and price that may limit the Company's profit potential.

Other variables that may affect the Company's profitability include weather conditions that may affect the Company's access to properties or increase drilling and completion costs, and equipment availability, that may result in production delays. The industry has recently experienced shortages of skilled labor that may slow down production.

Management does not anticipate the need for expenditures on environmental control facilities. However, state and federal environmental regulations do increase the costs of doing business. Permits are always required for the operations of drilling and producing oil and natural gas. Compliance with environmental regulations is required by the permits. State inspectors generally review compliance.

Each state in which the Company conducts oil and gas operations has a set of regulations and ordinances that apply. Each state issues booklets of instructions to be followed. The Company must obtain a permit for each well to be drilled. As required by the State of Michigan, the Company has provided a $100,000 letter of credit through its line of credit with First of America Bank (now known as National City Bank). Thus far, the Company's industry partner has obtained the required drilling permits in the State of Michigan. The Company is in the process of having two Michigan well permits transferred into its name. As required by the State of Kentucky, the Company has provided Kentucky a $2,500 letter of credit from Empire National Bank.
As required by the State of Indiana, the Company has provided Indiana a Blanket Surety Bond in the amount of $30,000 from Redland Insurance Company. To date, the Company has three drilling permits from the State of Indiana.
As required by the State of Ohio, the Company has provided a $50,000 surety bond from Underwriter's Indemnity Company. The Company has received a letter from the State of Ohio Department of Natural Resources assigning the Company an owner number. To date, the Company has three drilling permits from the State of Ohio. The Company does not anticipate any difficulties in obtaining drilling permits as needed.

The Company has been granted a Registered Trademark No. 2,214,144, registered on December 29, 1998, for its logo.

FINANCIAL CONSULTING

On May 1, 1997, the Company entered into a three-year Business Consultant Agreement with James C. Czirr of Sandpoint, Idaho. Mr. Czirr has agreed to advise the Company on financial and financing matters, including the development and implementation of a plan to make the Company a public stock company. As amended, the agreement calls for Mr. Czirr to receive 1,000 shares of the Company's common stock for 18 months beginning in November of 1998. These shares are required to be registered with the SEC on Form S-8 as shares issued pursuant to employee benefit plans. Until the Company is able to issue these shares, the shares are being accrued but not issued. As amended, the agreement also grants Mr. Czirr a five-year option to purchase 16,000 shares of the Company's common stock at a price of $.05 per share.
Mr. Czirr has been active in the oil and gas industry for 16 years. He founded Extol Energy Corporation in 1982. As president of Extol Energy Corporation, he has experience in managing several oil and gas projects. He is currently a director of two public companies, Metalline Mines and Maco Industries, both of which trade on the OTC Bulletin Board.

BANK FINANCING

Effective April 10, 1998, the Company entered into a Business Loan Agreement with First of America Bank, N.A., Northern Region (now known as National City
Bank) of Traverse City, Michigan. The Company received a $750,000 line of credit reflected in a note dated April 14, 1998 bearing interest at one percentage point over the New York consensus index rate with an initial rate of 9.5% per year. The note matures on April 10, 1999. Interest is payable monthly. The Company granted an all assets security interest as collateral on the loan. Messrs. Deneau, Miller and Tucker each provided personal guarantees for repayment of the loan. As of December 31, 1998, $610,000 had been drawn on the line, and another $100,000 was allocated to an open letter of credit issued to the State of Michigan Department of Environmental Quality to obtain drilling permits for wells to be drilled in Michigan.
OIL AND GAS TERMINOLOGY

AMI: Area of mutual interest in which all parties who have joined together in an area agree to share opportunities and obligations with the area.

Bioturbated: The churning and stirring of a sediment by organisms.

Brine Water Disposal Well: A well into which salt water and other liquid substances are pumped for disposal purposes.

De-watering: The system whereby brine water is removed from the well in order to allow the gas/oil to be released. Pumping mechanisms are usually used for this process. New wells may have great amounts of water, which must first be removed. As water is removed, gas/oil production usually increases.

Exploratory Well: A well drilled in an unproved area, either to find a new oil or gas reservoir or to extend a known reservoir. Sometimes referred to as a wildcat.

Farmed-in: One of the most common forms of cooperation between producers in developing oil and gas properties. The owner of the working interest in a lease assigns the working interest to another operator for development of the property, retaining an economic interest, usually in the form of an overriding royalty.

Fault System: The earth's crust is subject to stresses from movement, heat and other environmental factors. When the crust breaks under the strain, a fracture is created. When several fractures occur and they are significant in size, they are referred to as faults. A series of faults is called a fault system.

Field: A geographical area under which one or more oil or gas reservoirs lie.
Formation: An identifiable layer of rocks named after its geographical location and dominant rock type.

Fracturing: A perforating gun is lowered into the well bore and at the proper depth, the gun is fired and perforations are made through the casing and into the formation, making for additional fractures in the formation allowing hydrocarbons to flow into the well bore so that they can be transported to the surface. To assist in the process of releasing the hydrocarbons trapped in the rock itself, sand, water, and/or acid are pumped into the well bore under great pressure to fracture the rock near the well bore.

Gross Acres: The total number of acres in which one owns a working interest.
Lease: A legal contract that specifies the terms of the business relationship between an energy company and a landowner or mineral rights holder on a particular tract of land.

Leasehold: Mineral rights leased in a certain area to form a project area.

Net Acres: Gross acres multiplied by one's fractional working interest in the property.

Niagaran Trend: The Niagaran rock formation in Northern and Southern Michigan has demonstrated great oil and gas reserves. The buried reefs seem to line up and form a trend, hence "Niagaran trend."

NRI: Net Revenue Interest.

Overriding Royalty Interest: Is similar to basic royalty interest except that it is created out of the working interest. For example, an operator possesses a standard lease providing for a basic royalty to the lessor or mineral rights owner of 1/8 of 8/8. This then entitles the operator to retain 7/8 of the total oil and gas produced. The 7/8 in this case is the 100% working interest the operator owns. This operator may assign his working interest to another operator subject to a retained 1/8 overriding royalty. This would then result in a basic royalty of 1/8, an overriding royalty of 1/8 and a working interest of 3/4. Overriding royalty interest owners have no obligation or responsibility for developing and operating the property. The only expenses borne by the overriding royalty owner is a share of the production or severance taxes and sometimes costs incurred to make the oil or gas salable.

Pay Zone: The geologic formation where the gas/oil is located.

Plugged: Equipment in the well bore is salvaged and a cement plug is placed into the well, thereby plugging off the rock exposed in the well.

Production: Natural resources, such as oil or gas, taken out of the ground.

Prospect: An idea that oil and/or gas may be found in a certain location is known as a prospect.

Proved Reserves: Estimates of oil, gas, and gas liquids quantities thought to be recoverable from known reservoirs under existing economic and operating conditions.

Reservoir: A rock formation or trap containing oil and/or natural gas.

Shale: A clastic (gr. klastos, "broken") rock composed of predominantly clay-size particles consisting of clay minerals, quartz and other minerals. Often found as thin layered organic rock rich in hydrocarbon deposits.

Shut-in: A well that has been capped (having the valves locked shut) for an undetermined amount of time. This could be for additional testing, could be to wait for pipeline or processing facility, or a number of other reasons. Silurian Reef: A reef similar to a reef in the ocean which was developed in Silurian geological time and is now buried beneath the surface and may contain hydrocarbons if trapped within the reef rock.

3-D Seismic: Technology to create three-dimensional images by bouncing sound waves off of underground rock formations. Used to look for underground accumulations of oil and gas.

Sweet Oil: Natural occurring oil that does not contain hydrogen sulfide.

Test Well: A well drilled in an unproven geographical area, charting new ground.

Undeveloped Acreage: Leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas.

Unit: A contiguous parcel of land deemed to cover one or more common reservoirs for oil or natural gas, as determined by state or federal regulations. Unit interest owners generally share in costs and revenues according to their proportion of ownership in the unit.

Well Bore: The hole of the well starting at the surface of the earth and descending downward to the bottom of the hole.
Working Interest: The cost-bearing ownership share of an oil or gas lease.

Volume Acronyms:

                Bbl:
                A standard oil measurement that equals one barrel
                (42 US gallons)

                Bcfg:
                Billion cubic feet of gas
                cfg:    Cubic feet of gas

                mcf:    Thousand cubic feet of gas, a standard
                        measurement unit for volumes of natural gas that equals one thousand cubic feet

                tcfg:   Trillion cubic feet of gas

                /d:     Per day

ITEM 2. DESCRIPTION OF PROPERTY

THE CORYDON PROJECT

The Corydon Project is located northwest of Corydon, Indiana, in Harrison County. This is northwest of an old producing New Albany Shale field that produced in the early 1900s. Jet/LaVanway Exploration, L.L.C. (50% owned by the Company) is party to an Area of Mutual Interest (AMI) agreement of approximately 42 square miles (26,880 acres) with MCNIC Oil & Gas Company (f/k/a MCN Energy Group, Inc.), a Detroit based corporation. Within the AMI, there are currently 16,244 acres leased for oil and gas development.

Currently, there are 22 test and production wells, one State approved brine water disposal well, and one central production facility within the project area. All leases are in their first five-year term and all have an extension provision to extend the lease for another five years if needed. The first leases will begin to expire in December of 1999. Once production is established on a lease, the lease stays in effect as long as the well is producible.

Corydon Unit #1 (drilled in 1996 and expanded in 1998) went into production in July of 1997, back hauling its gas through a small local utility's pipeline to the Texas Gas Transmission pipeline in Kentucky. Production from this unit is less than 500,000 cubic feet of gas daily. Steps are being taken to reduce overhead in order to make the project profitable. Further expansion of this unit is dependent upon commercial viability of the current producing wells in outlying areas. Engineering studies have been completed to evaluate the reservoir. The reservoir is partially depleted and development in the future will be targeting outlying areas with more virgin pressures.

THE DUMADA PROJECT

The Dumada Project consists of approximately 104,000 net mineral acres in western Indiana. In addition to the 4.8% working interest that the Company first acquired in the Dumada Project, the Company acquired an additional 1% before payout working interest from Jet Exploration 1995-1, L.L.C. The Company will own a 10.68% working interest after payout as defined in the agreements with the existing investors in Dumada.

To date, the Company and its industry partners have drilled 30 test wells in the leasehold area, which are currently temporarily abandoned. Thirteen of
those wells have been tested extensively.   S. A. Holditch & Associates,
Inc., an engineering firm familiar with shale production, has completed an evaluation of the viability of the reservoir. The engineering reports show proved but undeveloped reserves of 5 Bcf/gas from the first 10 wells on over 100,000 acres of leasehold.

An agreement with Southeastern Oil & Gas (SEOG) expired at the end of 1998. SEOG earned drilling rights by shooting 30 miles of seismic and by completing a 3-D seismic shoot in the Dumada AMI during 1998. SEOG has given notice that they have a prospect to drill, but due to other more favorable prospects, they are not going to proceed. No additional seismic will be run to keep the agreement effective.

A 10-Well Pilot Unit is slated for 1999 in this prospect. The Company is seeking funding for this unit. If funding is not secured, this project will be deferred.

CROSSROADS PROJECT

Aurora began leasing approximately 13,000 acres in a Trenton gas project in northwest Ohio known as the Crossroads Project. Aurora has secured financing for all phases of development sufficient to produce and sell up to 2,000
mcfg/d.   Production from 9 wells is targeted for 1999.  The first six months of production will be a period of evaluation to confirm and refine reserve estimates. The Company sold 33% of this project during 1998, and has sold an additional 17% since December 31, 1998. The Company has no plans to sell more of this project and currently retains a 50% working interest in the Crossroads as well as rights to be project operator.

THE PAXTON QUARRY PROJECT

The Paxton Quarry project is located in Alpena County, Michigan, and consists of over 4,000 acres of prime development land for Antrim Shale gas production. Currently thirteen wells have been drilled. Ten wells have been completed and are producing, two of the sixteen wells have been plugged and one is a Salt Water Disposal Well. The Company now owns 29% interest in this project after an oil and gas industry investor bought 1% working interest for $34,000.00 in December of 1998. The initial ten well phase of this project was completed, with facility and a salesline late in October of 1998. Production revenue is expected to begin in 1999, after division orders and unitization agreements have been executed.

ALCONA COUNTY ANTRIM WELLS
The Company acquired from Jet Exploration, Inc. (Jet) (at Jet's costs), in December of 1997, small interests in Antrim shale wells in three projects located in Alcona County, Michigan. The Company has a 2.3% working interest before pay out and 3.68% after payout in the Devil River Project where ten wells began producing in November of 1998. A 2.3% working interest before payout and 3.68% working interest after payout was acquired in the East 23 Project that began producing through six wells in September of 1998. The Company owns a 1.8% working interest before payout and 3.18% after payout in the Timm Project that started producing in August of 1998. This unit has twenty-one wells producing. Although these projects are in production at December 31, 1998, the Company does not expect any distributable revenue until sometime in 1999. The majority interest owner and ultimate operator of these projects is Petroleum Development Corporation of West Virginia.

BEECH FORK PROJECT (FORMERLY KNOWN AS THE BALLTOWN PROJECT)

The Beech Fork Project, located in Breckinridge County, Kentucky, consists of approximately 1,500 acres above a known oil producing Jackson Sand structure.
The Company has sold this project for $39,000.   Aurora retained rights to
10% of the working interest, will be carried 10% in the first test well, and holds an overriding royalty interest in the leases.

NEWLY DISCOVERED BEREGSASI 1-5 NIAGARAN WELL INTEREST

The Beragsasi 1-5 in Macomb County, Michigan was discovered in December 1997 by West Bay Exploration of Traverse City, Michigan. Jet owned a carried working interest of 10.625% in the well. The Company purchased the interest from Jet, by agreeing to pay the anticipated $60,000 required to complete and equip the well and to provide Jet Exploration, Inc., a 10% net profit interest once the well is producing. The well tested 200 barrels of sweet oil per day and the Company expects the Beregsasi 1-5 to begin producing the
state mandated maximum allowable of 200 Bbls/day.   Production is anticipated
for 1999.

BLUE LAKE 1-4 NIAGARAN WELL

The Company acquired 50% of the interest and operations in a shut-in Niagaran well in the northern Michigan Niagaran trend from Trinity Exploration Corporation on March 27, 1998. The Company paid $5,000 plus an agreement to pay Trinity Exploration Corporation 20% of the Company's net profits on the well after the Company achieves payout. For purposes of this agreement, direct expenses are deducted from revenues, but indirect expenses are not. Before the well was shut-in, it was producing steadily 25 barrels of sweet oil per day. The well was shut-in by the State Department of Environmental Quality due to an oil spill, which occurred while being operated by a previous operator. The Company did not assume liability for past acts or omissions. Trinity Exploration and its principal gave the Company an indemnification agreement for all acts or omissions for which they may be held liable. The Company is discussing environmental remediation with the state of Michigan. The Company subsequently acquired an additional 48.5% working interest in this well in November of 1998.

CHURCH LAKE & CHIMNEY LAKE PROJECTS

The Company acquired interests in approximately 16,000 acres in Michigan known as the Church Lake Project and the Chimney Lake Project. The projects were acquired in 1998 from a Michigan geologist, with whom the Company's management has a long standing relationship established. The costs to acquire the interest were minimal, and involved a due diligence effort to continue the acquisition of leasehold, as well as efforts to secure permits for drilling test wells. The Company has no debt outstanding in this project and anticipates bringing in a new industry partner in 1999 to accomplish testing prospective reservoirs. This partner will be expected to reimburse the Company for its costs to date and to bear some kind of promotional burden in the project in the favor of the Company.

Due to the confidentiality required to keep this attractive prospect out of the hands of competitors, no discussion will be made of the location of this project or the targeted formations to be tested, etc. Upon the securing of a partner and the acquisition of critical leasehold, the Company will release critical information publicly.

INDIANA NEW ALBANY SHALE QUALITIES

The Corydon and Dumada Projects are located in the Indiana New Albany Shale play. Large-scale exploration is underway in southern Indiana, where the New Albany Shale play has re-ignited after nearly 50 years of dormancy. According to the Final Report: Gas Potential of the New Albany Shale (Devonian and Mississippian) in the Illinois Basin, published by the Gas Research Institute in 1994 ("GRI Publication"), activity in the area targeting the New Albany Shale has demonstrated what was proven in the late 1800s and early 1900s in
Indiana: that the New Albany Shale is an excellent commercial reservoir for natural gas.

Management believes that the New Albany Shale of Indiana is a very similar reservoir to the Antrim Shale of Michigan, where over 5,000 shale gas wells have been successfully drilled. Wells typically begin producing high volumes of water and low volumes of gas when first beginning to produce in a new area. As more and more wells are drilled in an area, the formation becomes dewatered and the initial gas production rate in each well begins to increase. In Indiana, significant gas from the New Albany Shale was produced in several areas of Harrison, Martin and Daviess Counties from 1875 through the 1930s, and some through the 1950s. In Kentucky, numerous fields exist including the prolific Shrewsbury Field, as described in a 1994 Reserve Study Report prepared by Paul Dubois, professional geologist, for the Equitable Life Assurance Society. Harold Sorgenfrei, Jr. wrote an excellent analysis of the New Albany Shale in 1952. He detailed the history of this production, demonstrating that commercial gas reserves were stored in the shale.

According to the GRI Publication, water production by the wells was a significant issue in the production histories of this period. New Albany Shale wells had both gas and water production. Excellent gas production was recorded in these early New Albany shale wells with individual wells initially producing up to 2,000 mcfg/day while the field average per well was 187 mcfg/day. Management believes that the strong water production caused many production problems throughout the life of the wells. Until 25 years ago, there were no effective methods for producing water without impacting the flow of the gas. Prior to the 1970s, water inhibited production and was a big reason why developers could not get very excited about drilling for New Albany Shale gas.

In management's opinion, the existence of water in a shale gas formation has been proven helpful in Michigan Antrim Shale plays. Natural fractures are the conduit for gas and water to move through the shale and into a well's wellbore. A high level of water is an indication of excellent natural fracturing which gives management confidence that as the Company dewaters the shale, the rate of gas production will increase. In the past, a well bore full of water would put pressure on the reservoir and prevent the gas from coming out of the well. Today, technology exists to produce much water from the shale formation and still keep pressure on the reservoir low, allowing for the production of natural gas at commercial rates, even while dewatering the formation.

The Company is prepared to establish gas reserves in the New Albany Shale play in Indiana, based on experience gained from the development of the

Antrim Shale formation in Michigan, and the historical evidence of New Albany Shale gas fields, that produced for over 50 years in the early 1900s.

According to the GRI Publication, major fault systems exist in southern Indiana and western Kentucky, which have a very positive impact on the natural fracturing throughout the New Albany Shale area. Most prominent of these are the following:

Rough Creek Fault System: A major group of faults trending East-West in western Kentucky just south of the Indiana-Kentucky border.

Pennyryle Fault System: A major fault system paralleling the Rough Creek Fault to the south.

Wabash Valley Fault System: A northeast-southwest trending high angle normal fault complex, which extends from southern Indiana to intersect the Rough Creek Fault System.

Moorman Syncline: The area in Kentucky between the Pennyryle Fault and the Rough Creek Fault, which was a deep Graben occurring during the New Albany Shale deposition. The New Albany Shale gas pay zones are three times as thick in this area as elsewhere in the Illinois Basin.

Mount Carmel Fault System: A North-South trending high angle normal fault system-penetrating basement rocks in southern Indiana.

In an article published by John B. Droste and Robert H. Shaver in the University of Chicago Journal of Geology, Vol. 88, 1980, entitled
Recognition of Buried Silurian Reefs in Southwestern Indiana: Application to the Terre Haute Bank, the authors indicate that in the geological structural feature presented in southern Indiana and western Kentucky are numerous Silurian reefs. These reefs are found beneath the New Albany Shale and exist on a geologic shelf that trends northwest-southeast through our targeted New Albany Shale development area. Some of these reefs are pinnacle Silurian reefs up to 800 feet thick. The reefs are beneath the shale and provide bumps (drape structures) which the shale drapes over. The presence of these type of reef features enhance natural fracturing in the New Albany Shale in addition to structural highs in the geological zones between the top of the reef and the surface that can trap oil or gas at depths shallower than the shale.

According to the GRI Publication, numerous shallow productive zones as well as the underlying Devonian and Silurian formations are present throughout the targeted New Albany Shale drilling area. These other potential reservoirs are highly prospective, and additional new discoveries are expected in the process of drilling New Albany Shale wells. Additionally the Devonian Limestone and Trenton formations below the shale are proven structures, which have been used in the past for gas storage.

Also according to the GRI Publication, the New Albany Shale in southern Indiana and western Kentucky has been classified into several recognized geological units. These units are described below. From the top of the shale to the base of the shale, the thickness varies in the targeted area from 100 feet thick to 140 feet thick, except in the Moorman Syncline which is a targeted area with over 200 feet of shale.

Clegg Creek Member: This is the upper-most member of the New Albany Shale. It is generally recognized as the most prolific producing zone in the shale. The total organic carbon content per core analyses averages 12.6% across southern Indiana. The Clegg Creek is believed to be less saturated in water and will often produce excellent volumes of gas in a well prior to dewatering the shale.

Camp Run Member: A bioturbated greenish-gray shale interbedded with organic rich pyritic black shale. It is located just below the Clegg Creek member. Morgan Trail Member: A brownish-black shale, which is closely associated with the overlying Camp Run member.

Selmier Member: A predominately greenish-gray shale with thin beds of dolomite and sandstone. In the targeted area, the Selmier is a dark olive gray, and closely associated with the upper Blocher member. As you move further south, the Selmier becomes thinner and is eventually absent.

Blocher Member: A very organically rich, black, thinly laminated shale with laminae of dolomite and limestone. It is the lowest member of the shale. Below the Blocher member is the Devonian Limestone.

Based on their prior experience, management believes that the potential for gas reserves in the New Albany Shale is substantial. Gas is stored in fractures as free gas, but also is stored by absorption on the clay and kerogen surfaces of the shale. As the free gas and water is produced, the absorbed gas begins to release into the shale fracture network through a process called desorption, providing a steady, long term flow of gas to the wellbore. Almost every well drilled at favorable depths (300 feet to 2,500 feet deep) will produce natural gas. The amount of daily gas produced depends on how much natural fracturing exists in the shale. A de-watered shale well should remain at a peak production level for many years and then begin a very slow decline over several decades.

JET/LAVANWAY EXPLORATION, L.L.C.

The Company owns a 50% membership interest in Jet/LaVanway Exploration, L.L.C. (J/L). The other 50% interest is owned by LaVanway Capital & Trade Corporation. J/L was formed in June 1995, to develop the Corydon Project in Harrison County, Indiana. This was a joint venture between Jet Exploration, Inc. (Jet) which agreed to provide field operations, and LaVanway Capital & Trade Corporation, which agreed to provide the accounting for the project. The history of Jet is detailed below. J/L has now acquired mineral leases on over 83,500 acres in Harrison, Crawford, Washington and Floyd Counties in Indiana. Development to date has included over 40 test wells into the New Albany Shale formation over the entire leased area.

Jet Oil Corporation was started by Thomas W. Tucker and his father, Wilbert, in 1983, to access the activity of oil and gas exploration in the northern Niagran Reef trend in Michigan. After Wilbert Tucker's death in 1987, Thomas Tucker founded Jet, which continued the same activities. On January 1, 1995, William W. Deneau acquired 49% of Jet. On October 21, 1995, John V. Miller, Jr., exercised his option to acquire 9.26% of Jet, thereby reducing Thomas W. Tucker's interest to 46.3% and William W. Deneau's interest to 44.44%.

On February, 8, 1995, Jet Exploration 1995-1, L.L.C. (Jet 95-1) was created to begin more extensive development of Shale gas around the country. William
W. Deneau (35%), Thomas W. Tucker (35%), and John V. Miller, Jr. (30%) owned Jet 95-1. On June 1, 1995, Jet and Hunting Exploration Company formed Jet Hunting Exploration, L.L.C., whose name was subsequently changed to Jet/LaVanway Exploration, L.L.C.

AURORA & LAVANWAY, L.L.C.

In April 1998, the Company formed a new entity, Aurora & LaVanway, L.L.C. ("A&L") with LaVanway Capital & Trade Corporation. The Company is the managing member and owns a 50% membership interest in A&L. LaVanway Capital and Trade Corporation owns the remaining 50% membership interest in A&L. A&L was formed to pursue business opportunities that might arise in conjunction with other projects and pursuits of the founding entities. The initial
membership contribution of each member was $2,000.   A&L is in the process of
seeking financing for 100 wells to be drilled in Floyd and Clark Counties, Indiana.


OFFICES

The Company's main office is a 1,600 square foot facility located at 3760 North US 31 South, Traverse City, Michigan. This office is being sublet from Prudential Insurance. The Company has executed a sublease agreement providing a monthly rental rate of $1,900. The sublease is for a one-year renewable term. The Company also rents 400 square feet of storage space from South 31, L.L.C. for $150 per month. . The storage space houses well logs, cuttings, and other documents that the Company needs to retain. The Company was renting two offices from White Pine Land Company but has since discontinued this lease. Management does not anticipate needing additional space at any time in the foreseeable future.

SUMMARY OIL AND GAS OPERATIONS DISCLOSURE

All of the Company's oil and gas operations are in the United States. As of December 31, 1998, the Company has no proven developed reserves and has reported no reserves to any government agencies.

The Corydon Unit began production late in 1997, but revenues have been withheld by the operator as costs are currently exceeding the revenue generated. Steps are being taken to reduce overhead in the Corydon project and as useful data becomes available will be included in subsequent filings
under this heading.   The Lodgepole in North Dakota, the Merrick Estate #1 in
Louisiana, and the wells in the Blue Spruce, Angel, East 23, Timm, Devil River, Paxton Quarry Projects in Michigan and the Corydon wells in Indiana are the only interests owned by the Company that are currently in production. As of December 31, 1998, the Company owns the following gross and net productive wells and gross and net developed acreage as follows:

Oil

Gross productive wells                  3.00

Net productive wells                     .11

Gross developed acreage           1,040.00

Net developed acreage                 6.45

Gas
-----
Gross productive wells              128.00

Net productive wells                 11.72

Gross developed acreage          14,025.00

Net developed acreage             1,971.00


As of December 31, 1998, the Company has leased mineral rights on gross and net undeveloped acreage as follows:


Undeveloped gross acreage        196,090

Undeveloped net acreage           29,061


Lease terms are generally five years. The Company in its present form has been involved in oil and gas exploration and leasing less than two years. Consequently, in general, lease terms have the majority of their terms yet to run. Lease agreements provide for extensions as necessary.

From March 15, 1997, through December 31, 1998, the Company has participated in the drilling of productive and dry wells as follows:



Net productive exploratory wells drilled                15.03

Net dry exploratory wells drilled                         .63


The Company has not drilled any development wells as of December 31, 1998.

As of December 31, 1998, the Company is not drilling any wells. All current projects are either in the completion phase with production facilities and flow lines under development, or in the drilling-planning stages. See Description of Property describing the individual projects.

As of December 31, 1998, the Company had no contractual commitments to deliver or provide any fixed and determinable quantities of gas or oil. The Company had an agreement with Southern Indiana Gas and Electric (SIGECO) which provides for the sale to SIGECO of all the natural gas generated by the Dumada project at the New York Mercantile Exchange monthly contract settlement price plus $0.05 per MMBtu. This contract has been allowed to expire.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not currently traded on a public trading market. The Company has engaged the services of Public Securities, Inc. to assist the Company in becoming eligible for trading on the NASD OTC Bulletin Board. There is no written agreement concerning this engagement. The Company reserves the right to discontinue the process at any time, or to work with an alternative underwriter. There is no assurance when or if the Company's common stock will become eligible for trading. Management is committed to continue to pursue this goal.

There are currently 8,691,697 shares of common stock outstanding. Another 36,000 shares are being reserved to satisfy outstanding option agreements as of December 31, 1998. Of the currently outstanding shares, 7,986,700 shares are subject to trading restrictions under Rule 144; and 704,997 shares could be freely traded pursuant to Rule 144. There are no registration agreements outstanding, nor has the Company proposed to register its shares at any time in the foreseeable future.

The Company has not paid dividends on its common stock and does not expect to do so in the foreseeable future. There are no contractual or other formal limitations on the payments of dividends. However, the Company expects to use all funds for investment in new exploration and expansion of current projects, at least for the foreseeable future.

The Company's currently outstanding stock meets the definition of penny stock set forth at Section 3(a)(51)(A) of the Act. As a result, subject to limited exemptions, any broker/dealer trading in the Company's stock is required to provide its customers, prior to effecting a transaction in the Company's stock, a risk disclosure document prepared by the Securities and Exchange Commission, describing: the nature and level of risk in the market for penny stocks; the broker/dealer's duties to the customer; the rights and remedies available to the customer for violations of broker/dealer duties or the Federal securities laws; a narrative description of the dealer market, including "bid" and "ask" prices for penny stocks, and the significance of the spread between bid and ask prices; a toll free number for inquiries in disciplinary actions against broker/dealers and their sales representatives; and other descriptive information regarding penny stock trading. The broker/dealer is also required to provide to any customer effecting transactions in penny stocks, specific information about the bid and ask prices, the number of shares trading, and the broker/dealer's compensation. Broker/dealers are required to preapprove customer accounts for penny stock trading, based upon suitability requirements.

RECENT SALES OF UNREGISTERED SECURITIES

On December 21, 1998, the Company sold 1% of the working interest in the Paxton Quarry project to a Michigan industry investor for the sum of $34,000 in cash. The Company relied on Section 4(2) of the Securities Act of 1933 for an exemption from registration.

In April, May and June 1998, the Company sold 33% of the working interest in the Crossroads Project to Michigan industry investors for the sum of $320,000 in cash. The Company relied on Section 4(2) of the Securities Act of 1933 for an exemption from registration.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Since its inception, the Company has primarily been involved in planning, obtaining financing, acquiring oil and gas leases, and exploration of certain oil and gas properties in Michigan, Indiana, and Ohio. The Company will continue its focus in the Midwest; however, it will not restrict the activity to this area. There should be no significant change in the number of employees over the next 12 months.

The Company seeks to maximize stock price and shareholder value through exploration in low-risk natural gas plays and through the acquisition of properties with proven production and positive cash flow. The Company's short-term goal (the next 12 months) is to acquire or to find through exploration and bring on-line enough production and positive cash flows to produce a profit while covering its general and administrative expenses. The Company's long-term goals include continued building of reserves and cash flows from production to allow for further development of existing properties. Those goals also include mortgaging proved and developed reserves to finance continued exploration and growth in value through development of untapped Antrim Shale, New Albany Shale or other formations.

The Company expects it will be necessary to raise additional funds for operations during 1999. These funds can be raised in part by selling additional shares of the Company's common stock through a private placement. The Company also plans to acquire productive properties with recourse
financing.   The Company may raise capital by reducing to a 50% ownership interest in projects with proven reserves where a majority interest is held.

During the next 12 months, management expects the existing wells in the various drilling units in Michigan to continue in production and begin to produce positive cash flows. The Paxton Quarry Unit, in Michigan began commercial production in 1998 and is expected to generate revenue from production in 1999.

The Company expects the Crossroads Project's initial 9-well pilot unit, in
Ohio, to begin production in 1999.   There are 80 existing wellbores that can
be re-entered for further production. The Company currently owns, by lease, 39 existing wellbores that are candidates for production. The Crossroads Project could potentially reach 200 wells.

The Company will continue to take steps to reduce the overhead of the Corydon Project operations in Indiana. Aurora began operating the Corydon Project for Jet/LaVanway Exploration in November 1998. Three re-entry wells were drilled and completed during 1998. The gathering system is now under construction as is the processing facility.

In the Dumada Project, management has a 10-well production unit slated for
1999.   Management will require additional funding for the initial 10-well unit.  If funding is not obtained, this project will have to be deferred.

The Beregsasi 1-5 well in Michigan, operated by West Bay Exploration, is expected to begin production in 1999.

The Company is evaluating the economics of a proven Queen Sands gas reservoir in the established Permian Basin. This prospect is in New Mexico and has a twenty-well potential with multiple pay zones. Preliminary engineering evaluations indicate commercial production could be achieved. The Company would share the project with a New Mexico operator.

During the next twelve months, in addition to completing and bringing into production current projects under development, the Company will pursue income producing properties, either royalty or working interest, which would enhance the Company's cash flows and profitability. In addition, Management expects to continue aggressive pursuit of new oil and gas exploration and development opportunities, while retaining enough flexibility to accommodate the changes of focus necessitated by industry developments.

This section contains forward-looking statements. It is impossible to accurately predict exactly what will occur in the next 12 months. Unexpected drilling results, delays in testing and drilling, difficulties in acquiring leases, difficulties in finding financial partners, or new opportunities that cause management to change the focus of its activities could all cause actual results to differ materially from those results described as anticipated during the next 12 months.

YEAR 2000 ISSUE DISCLOSURES:

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

The Company has only just begun communicating with third parties and examining non-information-technology systems to determine their state of readiness. The Company anticipates that by mid-1999 our survey of material vendors and partners and the inspection of non-information-technology systems will be complete. The Company has only a few non-information-technology systems and does not expect the costs of remediation to be material. The Company estimates that the survey of non-information-technology systems and third parties whose lack of readiness for the Year 2000 could materially affect the Company's ability to conduct normal day-to-day operations is 5% complete.

The costs to the Company for a lack of readiness on the part of vendors, customers and partners are limited to whatever the temporary interruption of business functions would total. The major risks would be interruptions in communications, banking, and cash flows if the pipelines and final purchasers of the Company's gas and oil production were not in compliance. Cash flow could also be impacted if industry partners whom operate oil and gas properties in which the Company is invested suffer business interruptions due to their own lack of readiness, or due to third party vendors' and/or customers' lack of readiness for the Year 2000 problem.

CONTINGENCY PLANS
Temporary interruptions in the Company's cash flows due to Year 2000 Issue problems affecting purchasers of the Company's oil and gas production are not expected to present material difficulties. If, for the same reasons, more protracted cash flow interruptions are encountered, the Company plans to access unused lines of credit and/or borrowing from affiliated entities to cover the most necessary disbursements until such time as the normal order of business is restored.

ITEM 7.  FINANCIAL STATEMENTS


                              AURORA ENERGY, LTD.
                         (a development stage company)

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                                     AND

                       THE PERIODS FROM MARCH 12, 1997
                                  (INCEPTION)
                                      TO
                          DECEMBER 31, 1998 AND 1997

                              AURORA ENERGY, LTD.
                         (a development stage company)

                               TABLE OF CONTENTS

Independent Auditors' Report                                    24

Financial Statements for the year ended December 31, 1988 and the periods from March 12, 1997 (inception) to Decmeber 31, 1998 and 1997

        Balance Sheets                                        26-27

        Statements of Operation                                 28

        Statements of Changes in Shareholders' Equity           29

        Statements of Cash Flows                                30

        Notes to Financial Statements                         31-41

                         INDEPENDENT AUDITORS' REPORT

                                 March 1, 1999

Stockholders and Board of Directors
Aurora Energy, Ltd. (a development stage company)

We have audited the accompanying balance sheets of Aurora Energy, Ltd. (a development stage company) as of December 31, 1998, and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1998 and for the periods from March 12, 1997 (inception) to December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Energy, Ltd. as of December 31, 1998, and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the periods from March 12, 1997 (inception) to December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


Rehmann Robson, P.C.
Traverse City, Michigan

This page left blank intentionally

                              AURORA ENERGY, LTD.
                       (a development stage company)

                                BALANCE SHEETS

                                                                         December 31
                                                                 ---------------------------
                        ASSETS                                       1998            1997
                                                                 ------------    -----------
Current assets
        Cash and cash equivalents                                $     13,967    $   518,408
        Accounts receivable:
                Billed                                                415,732        182,970
                Unbilled                                                             121,200
        Prepaid expenses                                                9,802          4,950

Total current assets                                                  439,501        827,528

Oil and gas properties, using full cost accounting
        Properties not subject to amortization                      1,818,043        700,850
        Properties being amortized                                    233,831              -
                                                                 ------------    -----------
Total                                                               2,051,874        700,850
Less accumulated amortization                                          25,379              -
                                                                 ------------    -----------

Oil and gas properties, net                                         2,026,495        700,850

Investment in oil and gas partnerships                                138,026         99,314

Property and equipment, net                                            60,592         62,304
                                                                 ------------    -----------

Total assets                                                      $ 2,664,614    $ 1,689,996
                                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.


                                                                                December 31
                                                                        ---------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY                       1998             1997
                                                                        ----------      -----------
Current liabilities
        Accounts payable                                                $  626,074      $   186,151
        Short-term bank borrowings                                         610,000                -
        Current portion of obligations under capital leases                 14,739           14,739
        Accrued expenses                                                    23,212           23,303
        Advances from investors                                                  -           89,000
                                                                        ----------      -----------
Total current liabilities                                                1,274,025          313,193

Obligations under capital leases, net of current portion                    19,087           28,332
                                                                        ----------      -----------

Total liabilities                                                        1,293,112          341,525
                                                                        ----------      -----------

Commitments (Note 9)

Shareholders' equity
        Common stock, $.001 par value; 500,000,000 shares
           authorized; 8,691,697 shares issued and outstanding,
           (1997 - 8,391,197 shares outstanding)                             8,692            8,391
        Additional paid-in capital                                       1,869,073        1,590,924
        Deficit accumulated during the development stage                  (506,263)       (250,844)
                                                                        ----------      -----------

Total shareholders' equity                                               1,371,502        1,348,471
                                                                        ----------      -----------

Total liabilities and shareholders' equity                              $2,664,614       $1,689,996
                                                                        ==========      ===========



                             AURORA ENERGY, LTD.
                         (a development stage company)

                           STATEMENTS OF OPERATIONS

                                                                   Period from   Cumulative from
                                                                 March 12, 1997  March 12, 1997
                                                                  (Inception)     (Inception)
                                                   Year Ended         to               to
                                                  December 31,    December 31,    December 31,
                                                     1998             1997             1998
                                                 ----------     ------------    --------------
Revenues
Oil and gas sales                               $    26,151     $       -        $      26,151
   Gain on sale of oil and
   gas properties                                   300,000             -              300,000
   Equity in loss of investee
   partnership                                      (44,060)         (43,686)          (87,746)
   Interest income                                   12,269            1,459            13,728
   Other                                              4,210           40,375            44,585
                                                -----------     ------------      ------------
Total revenues                                      298,570           (1,852)          296,718
                                                -----------     ------------      ------------

Expenses
   General and administrative                       472,868          228,218           701,086
   Production and lease operating
   expenses                                          14,704              312            15,016
   Depreciation and amortization                     34,291              732            35,023
   Interest                                          32,126           19,730            51,856
                                                -----------     ------------      ------------

Total expenses                                      553,989          248,992           802,981
                                                -----------     ------------      ------------

Net loss                                        $  (255,419)     $  (250,844)    $    (506,263)
                                                ===========     ============     =============

Net loss per basic and diluted
   common share                                 $     (0.03)     $     (0.06)    $       (0.09)
                                                ===========     ============     =============


The accompanying notes are an integral part of these financial statements.


AURORA ENERGY, LTD.
(a development stage company)


STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


FOR THE PERIODS FROM MARCH 12, 1997 (INCEPTION) TO DECEMBER 31, 1998

                                                                                Deficit
                                                                               Accumulated
                                                              Additional        During the          Total
                                      Common Stock             Paid-in        Developmental       Shareholders'
                                 Shares          Amount        Capital           Stage               Equity
                              ----------      ----------      ---------       ------------     ----------------
Common stock issued for
   cash at $.001 per share       514,997          $ 515        $      -       $      -         $         515

Common stock issued for
   cash at $0.25 per share       580,000            580          13,920              -                14,500

Common stock issued in
   exchange for interest in
   oil and gas partnership     5,575,200          5,575         137,425              -               143,000

Common stock issued for
   cash at $1.00 per share        50,000             50          49,950              -                50,000

Common stock issued for
   cash at $0.7142857 per
   share                         700,000            700         499,300              -               500,000

Common stock issued for
   cash at $0.90 per share       971,000            971         872,929              -               873,900

Common stock options
   issued to consultant and
   nonemployee director in
   lieu of cash                        -              -          17,400              -                17,400

Net loss                               -              -               -        (250,844)            (250,844)
                              ----------        -------       ---------      -----------           ---------
Balances at
December 31, 1997              8,391,197          8,391       1,590,924        (250,844)            1,348,471

Common stock issued
   for cash at $0.90 per
   share                         220,500            221         198,229              -                198,450

Common stock issued in
   exchange for oil and gas
   working interest               80,000             80          79,920              -                 80,000

Net loss                               -              -               -        (255,419)             (255,419)
                              ----------        -------       ---------      -----------           ----------

Balances at December
   31, 1998                    8,691,697        $ 8,692      $1,869,073      $ (506,263)          $ 1,371,502
                              ==========        =======      ==========      ===========          ===========


The accompanying notes are an integral part of these financial statements.

                              AURORA ENERGY, LTD.
                         (a development stage company)

                           STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     Period From     Cumulative from
                                                                                   March 12, 1997   March 12, 1997
                                                                                     (Inception)      (Inception)
                                                                 Year Ended              to               to
                                                                 December 31,        December 31,     December 31,
                                                                    1998                1997             1998
                                                                 ----------         ------------     -------------
Cash flows from operating activities
    Net loss                                                   $   (255,419)       $(250,844)      $ (506,263)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation and amortization                                34,291              732            35,023
        Gain on sale of oil and gas properties                     (300,000)              --          (300,000)
        Equity in loss of investee partnership                       44,060           43,686            87,746
        Services received in exchange for stock options                  --           17,400            17,400
        Changes in operating assets and liabilities which
            provided (used) cash:
            Accounts receivable                                    (111,562)        (304,170)         (415,732)
            Prepaid expenses                                         (4,852)          (4,950)           (9,802)
            Accounts payable                                        439,923          186,151           626,074
            Accrued expense                                             (91)          23,303            23,212
                                                                 ----------         --------        ----------
Net cash used in operating activities                              (153,650)        (288,692)         (442,342)
                                                                 ----------         --------        ----------
Cash  flows from investing activities
    Proceeds from sale of oil and gas properties                  1,044,084               --         1,044,084
    Capital expenditures for oil and gas properties              (2,015,107)        (700,850)       (2,715,957)
    Acquisition of interests in oil and gas partnerships            (82,773)              --           (82,773)
    Capital expenditures for property and equipment                  (7,200)         (15,667)          (22,867)
                                                                 ----------         --------        ----------
Net cash used in investing activities                            (1,060,996)        (716,517)       (1,777,513)
                                                                 ----------         --------        ----------
Cash flows from financing activities
    Proceeds from sales of common stock                             198,450          938,915         1,137,365
    Proceeds of loans from financial institutions                   610,000          500,000         1,110,000
    Advances from affiliate                                              --          175,000           175,000
    Repayment of advances from affiliate                                 --         (175,000)         (175,000)
    (Repayment of) advances from investors                          (89,000)          89,000                --
    Payments on obligations under capital leases                     (9,245)          (4,298)          (13,543)
                                                                 ----------         --------        ----------
Net cash provided by financing activities                           710,205        1,523,617         2,233,822
                                                                 ----------         --------        ----------
Net (decrease) increase in cash and cash equivalents               (504,441)         518,408            13,967

Cash and cash equivalents, beginning of period                      518,408               --               --
                                                                 ----------         --------        ----------
Cash and cash equivalents, end of period                       $     13,967        $ 518,408       $    13,967
                                                                 ==========         ========        ==========



The accompanying notes are an integral part of these financial statements.

                              AURORA ENERGY, LTD.
                         (a development stage company)

                         NOTES OT FINANCIAL STATEMENTS


1.      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Aurora Energy, Ltd. (the "Company") is engaged primarily in the acquisition, development, production, exploration and sale of oil, gas and natural gas liquids. The Company intends to sell its oil and gas products primarily to domestic pipelines and refineries. Since revenues, as reported in the Statements of Operations, are not considered by management to represent the Company's planned principal operations, the financial statements are prepared under the accounting assumption that the Company is operating as a development stage enterprise.

     The Company was originally incorporated in the State of Nevada as Mentor Group International Corporation on August 12, 1991. The Company had no material operations from inception to February 1997, when the Board of Directors and shareholders reverse split the outstanding common stock on a one-for-twenty basis. On March 12, 1997, a certificate of name change was filed with the Secretary of State in Nevada to change the corporate name to Aurora Energy, Ltd.

     The Company has yet to generate significant revenue from planned principal operations. The Company's business is in the development stage and, since inception, has primarily been involved in planning, obtaining financing, acquiring oil and gas leases, and exploration of certain oil and gas properties in the states of Michigan, Indiana, Ohio, North Dakota, Kentucky and Louisiana. As of December 31, 1998 the Company did not have any proved properties which were deemed significant. However, management expects the Company will have a significant increase in proved properties during 1999 through further exploration, purchases of proved properties and performance of existing properties.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Loss Per Share

    Loss per share is computed using the weighted average number of common shares outstanding during the period and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted amounts reflect the potential dilution of all common stock equivalents. Since the assumed exercise of common stock options would be antidilutive, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal.


    The weighted average number of common shares outstanding was 8,571,568 and 4,305,843 during the year ended December 31, 1998 and the period from March 12, 1997 (inception) to December 31, 1997, respectively.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. Unproved properties are assessed periodically and a loss is recognized if those properties are impaired.

In addition, the capitalized costs are subject to a "ceiling test," which essentially limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

When unproved property is surrendered, abandoned, or otherwise deemed worthless, capitalized acquisition costs relating thereto are charged against the related allowance for impairment to the extent an allowance has been provided; if the allowance previously provided is inadequate, a loss is recognized.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits in banks.

Revenue Recognition

Oil and gas revenues are generally recognized at the time of extraction of product or performance of services. Revenues from service contracts are recognized ratably over the term of the contract.

Property and Equipment

Property and equipment are stated at cost. Major improvements and renewals are capitalized while ordinary maintenance and repairs are expensed. Management annually reviews these assets to determine whether carrying values have been impaired.

Depreciation

Depreciation, which includes amortization of assets recorded as capital leases, is computed using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 40 years.

                              AURORA ENERGY, LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

Investment in Oil and Gas Partnerships

The Company owns a 50% interest in Jet/LaVanway Exploration, L.L.C. and Aurora/LaVanway, L.L.C., both Michigan limited liability companies. Ownership is accounted for at the end of the Company's calendar year using the equity method, whereby the investment is stated at cost, adjusted for the Company's equity in undistributed earnings or loss since acquisition.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise from temporary basis differences principally related to oil and gas properties and
depreciation.   Valuation allowances are established when necessary to
reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

Reclassification

Certain amounts as reported in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


2.      SUPPLEMENTAL CASH FLOWS INFORMATION

Non-Cash Financing and Investing Activities:

                                                                                     For the
                                                                                   Period from
                                                                                  March 12, 1997
                                                                                   (inception)
                                                            Year Ended                 to
                                                            December 31,          December 31,
                                                              1998                  1997
                                                        ---------------        ---------------
Common stock issued in exchange for an oil and
                gas working interest                    $       80,000          $       --
                                                        ==============          ===============
Common stock issued in exchange for interest in
                oil and gas partnership                 $       --              $       143,000
                                                        ==============          ===============

Common stock issued in satisfaction of loan from
        financial institution                           $       --              $       500,000
                                                        ==============          ===============

Capital lease obligations assumed for the purchase of
        non oil and gas property and equipment          $       --              $        47,369
                                                        ==============          ===============


                              AURORA ENERGY, LTD
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

Other Cash Flows Information

Cash paid for interest and income taxes amounted to the following:

                                                                                         Period from
                                                                                        March 12,1997
                                                                                        (inception)
                                                                Year Ended                  to
                                                                December 31,            December 31,
                                                                   1998                    1997
                                                                -----------            -------------
                Interest                                        $       29,896      $       19,730

                Income taxes                                              none                none

3.      ACCOUNTS RECEIVABLE

Billed accounts receivable, amounting to $415,732 and $182,970 at December 31, 1998 and 1997, respectively, consist of joint interest billings to investors who have invested with the Company on specific oil and gas projects.

Unbilled accounts receivable consist of joint interest billings which have been received by the Company but have not yet been billed to the investor. These receivables amounted to $121,200 at December 31, 1997.


4.      INVESTMENT IN OIL AND GAS PARTNERSHIPS

Jet/LaVanway, LLC

On April 21, 1997, three individuals, who are shareholder/directors of the Company., transferred their 50% ownership interest in Jet/LaVanway, a Michigan L.L.C. ("Jet") to the Company in exchange for 5,575,200 shares of common stock. The Company recorded the transaction at $143,000, which represented the estimated fair value of the 50% interest in Jet on the date of transfer. Jet holds an approximate 9% interest in the Jet/LaVanway New Albany Shale area located in Harrison, Crawford, Washington, Floyd and Clark Counties, State of Indiana, which covers approximately 80,656 acres.

                              AURORA ENERGY, LTD
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


The following table presents condensed balance sheet data and results of operations of Jet as of September 30, 1998 (the most recent data available) and December 31, 1997:


                                                             September 30,         December 31,
                Balance Sheet                                   1998                   1997
                Current assets                          $       462,184       $       618,757
                Other assets                                    258,793               247,348
                                                        ---------------       ---------------
                Total assets                            $       720,977       $       866,105
                                                        ===============       ===============
                Current liabilities                     $       448,336       $       511,094
                Other liabilities                                   --                156,383
                Equity                                          272,641               198,628
                                                        ---------------       ---------------

                Total liabilities and equity            $       720,977       $       866,105
                                                        ===============       ===============

                                                             Period Ended            Year Ended
                                                             September 30,           December 31,
                Income Statement                                1998                    1997

                Net sales                               $        26,030        $       26,657
                Operating expenses                              109,588               114,029
                                                        ---------------      ----------------

                Net loss                                $       (83,558)     $       (87,372)
                                                        ===============      ===============


The Company was contingently liable as guarantor for the repayment of certain loans made to Jet. At December 31, 1997, the outstanding balance of these loans, which were secured by Jet's oil and gas properties was $96,000. These notes were paid off in 1998.

Aurora/LaVanway, LLC

On March 11, 1998, the Company formed a partnership with an unrelated party, creating Aurora/LaVanway, a Michigan L.L.C. ("Aurora"). The Company holds a 50% share in Aurora; such interest was acquired in exchange for a $2,000 cash investment. Aurora's purpose is to acquire and manage oil and gas projects. Equity of Aurora was $3,610 as of December 31, 1998. Results of operations to date are not significant.


5. SALE OF INTERESTS IN OIL AND GAS PROPERTIES

In December 1997, the Company sold a partial interest in the Dumada project, an unproved property (see Note 14), for $22,500 in cash which was credited to the full cost pool.

In January 1998, the Company sold a partial interest in the Paxton Quarry project, an unproved property, for $270,755 in cash which was credited to the full cost pool.

                              AURORA ENERGY, LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

In September 1998, the Company sold 100% of their interest in the Avery Smith project, an unproved property, for $419,329 in cash. Substantial uncertainty does not exist as to the recovery of the original costs capitalized by the Company ($119,329) and the Company has no substantial performance obligations. Therefore, a gain of $300,000 was recorded, and $119,329 was credited to the full cost pool.

In December 1998, the Company sold a partial interest in the Paxton Quarry project, an unproved property, for $34,000 in cash which was credited to the full cost pool.

During 1998, the Company sold a partial interest in the Crossroads project, an unproved property, for $320,000 in cash which was credited to the full cost pool.


6.      OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

The Company is currently participating in oil and gas exploration and development activities on blocks of acreage in the states of Indiana, Michigan, North Dakota, Kentucky and Louisiana. At December 31, 1998, a determination cannot be made about the extent, if any, of additional oil reserves that should be classified as proved reserves in connection with these projects. Consequently, the associated property costs and exploration costs have been excluded in computing amortization of the full cost pool. The Company will begin to amortize these costs when the projects are evaluated, which is currently estimated to occur in 1999.

Costs excluded from amortization consist of exploration costs in the amount of $1,818,043 and $700,850 at December 31, 1998 and 1997,
respectively.


7.      OIL AND GAS PROPERTIES BEING AMORTIZED

The Company has two projects purchased in 1998, that are considered proved properties; Merrick and Lodgepole. The Company retains a royalty interest in each of these two properties. During 1998 reserve studies were not performed; therefore, amortization has been calculated on the estimated producing life (9 years at December 31, 1998) based on expected cash flows. Amortization on these projects amounted to $25,379 for the year ended December 31, 1998.



8.      PROPERTY AND EQUIPMENT

Property and equipment at December 31 consist of the following amounts:

                                                 1998              1997

        Furniture and fixtures                $ 37,107       $  35,515
        Leasehold improvements                  13,820          11,490
        Computer equipment                      17,410          15,655
        Software                                 1,899             376
                                              --------       ---------
        Total costs                             70,236          63,036
        Accumulated depreciation                 9,644             732
                                              --------        --------
        Property and equipment, net     $       60,592       $  62,304
                                              ========       =========

                              AURORA ENERGY, LTD.
                         (a development stage company)


9.      LEASES

The Company conducts a portion of its operations with leased equipment, which meet the capitalization criteria specified by generally accepted accounting principles.

Equipment held under capitalized leases and included in property and equipment in the accompanying balance sheets at December 31 are as follows:
                                                 1998              1997

        Furniture and fixtures          $       33,335  $       33,335
        Computer equipment                      14,034          14,034
                                        --------------  --------------
        Total                                   47,369          47,369
        Less accumulated amortization            6,837             582
                                        --------------  --------------
        Net book value                  $       40,532  $       46,787
                                        ==============  ==============

The Company leases office space under an operating lease. This lease, which expires on October 15, 1999, contains a renewal clause which may be exercised at the option of both parties. The leased office space is owned by an entity which is owned one-third by one of the Company's principal shareholders and one-third by the spouse of another of the Company's principal shareholders. Such facilities are subleased by the Company from an unrelated third party.

The Company leased two offices in an adjacent building on a month to month basis. This lease was not renewed at December 1, 1998.

Beginning in 1998, the Company leased a storage facility from a related party on a quarterly basis.

Net rental expense on operating leases was $29,551 and $12,449, for the year ended December 31, 1998 and for the period from March 12, 1997 (inception) to December 31, 1997, respectively. Rental expense on an operating lease paid to related parties for the year ended December 31, 1998 amounted to $1,800. There was no rental expense paid to related parties for the period from March 12, 1997 (inception) to December 31, 1997.

The following is a schedule of annual future minimum lease payments required under capitalized leases as of December 31, 1998:

                1999    $       14,739
                2000            13,796
                2001             9,080
                2002
        Total minimum payments due                               45,182
        Less amounts representing interest, imputed at rates
                ranging from 13.34% to 13.51%                   11,356

        Present value of net minimum lease payments              33,826

        Current portion                                          14,739

        Obligations under capital leases, net of current portion  $19,087


10. DEBT

The Company's short-term borrowings consist of draws on a $750,000 revolving line of credit with National City Bank. The outstanding balance on this line of credit at December 31, 1998 was $610,000. Principal plus all unpaid interest, which is charged at a rate of 9.5% per annum, are payable on April 10, 1999. The borrowings are collateralized by all Company assets and the personal guarantees of Company management.

In connection with the line of credit, $100,000 has been allocated in the form of an unused letter of credit to support certain drilling permits.

As of December 31, 1998, the Company also has an unused letter of credit of $2,500 with another bank.


11.     INCOME TAXES

At December 31, 1998, the Company has net operating loss carryforwards totaling approximately $617,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the 1998 financial statements, because the ultimate utilization of these accumulated losses is uncertain. Accordingly, the approximately $210,000 tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.


12.     ADVANCES FROM INVESTORS

Advances from investors at December 31, 1997 consisted of investments made by investors who, under terms of their leasing program agreement, were to receive their investment plus an override when the Company's oil and gas holdings began producing revenues. This plan was terminated in 1998 and the initial investment was returned to the investors.

13.     RELATED PARTY TRANSACTIONS

The Company incurred expenses of $421,647 and $158,188 for the year ended December 31, 1998 and the period from March 12, 1997 (inception) to December 31, 1997, respectively, to a local real estate concern which is owned one-fifth by one of the Company's principal shareholders. These fees relate to lease management, lease acquisition, title searches and abstracts.

In 1997, the Company issued a total of 700,000 shares of common stock to a foreign commercial lending institution in exchange for cancellation of a $500,000 loan advanced by the institution. Interest expense of $15,462 incurred on the loan was paid in cash.

During 1997, a corporation owned and controlled by one of the Company's principal shareholders advanced a total of $175,000 in short-term loans to the Company. Interest incurred on these loans, which were repaid in full during the period, amounted to $3,119.

Oil and gas properties reported on the accompanying balance sheets contains a working interest in a natural gas lease. This lease is related to the development of a mineral acre property in western Indiana known as the "Dumada Project". The Company acquired (for $186,451 in cash) its initial interest in this project in July, 1997 from Jet Exploration 1995-1, a Michigan L.L.C., ("Jet LLC") which is owned one-third each by the Company's three principal executive officers and shareholders.

During 1998, the Company also acquired from Jet LLC (for $10 plus Jet LLC's cost of $56,767 in the related projects) an interest in certain other oil and gas properties. These projects, located in Michigan, are known as the "Antrim Projects".


14.     COMMON STOCK OPTION PLAN

On October 1, 1997, the Company adopted an incentive qualified stock option plan which authorized the issuance of up to 1,000,000 shares of the Company's common stock at an option price which may not be less than 100% of fair market value on the date of grant. The maximum term of options granted is 10 years. The plan was created in an effort to retain key employees, attract new employees, obtain the services of consultants, encourage the sense of proprietorship of such persons in the Company, and to stimulate the active interest of such persons in the development and financial success of the Company.

On May 1, 1997, the Company issued to a consultant who renders certain advisory services to the Company an option to purchase 16,000 shares of common stock at an option price of $.05 per share. The option expires May 1, 2002. The Company recorded $15,000 in consulting expense in connection with the issuance of the options based upon the estimated fair value of the options. On August 1, 1997, the Company issued an option to purchase 10,000 shares of common stock at an option price of $.50 per share to a director. The option expires July 31, 2002. The Company recorded $2,400 in expense in connection with the issuance of the options based upon the fair value of the services rendered. Such value is considered more clearly determinable than the fair value of the options. No options have been exercised.

On February 5, 1998, the Company issued an option to purchase 10,000 shares of common stock at an option price of $1 per share to its controller. The option expires on July 31, 2002. No options have been exercised.

On February 17, 1999, the Company issued an option to purchase 10,000 shares of common stock at an option price of $1 per share to its controller. The option expires on July 31, 2003. No options have been exercised.

On February 17, 1999, the Company issued an option to purchase 10,000 shares of common stock at an option price of $1 per share to a director. The option expires on July 23, 2003. No options have been exercised.

A summary of the status of the Company's common stock option plan as of December 31, 1998 and 1997 and changes during the periods then ended is presented below:

                                                                        1998                            1997
                                                                                Weighted                        Weighted
                                                                                Average                 Average
                                                                Common  Exercise        Common  Exercise
No. of Options                                          Shares  Price           Shares  Price
Outstanding,beginning of year                           26,000  $   0.22                --              --

Granted                                                 10,000  $   1.00        26,000  $       0.22

Exercised                                                               --              --              --              --

Forfeited                                                               --              --              --              --

Outstanding, end of year                                36,000  $   0.44        26,000  $       0.22

Available for exercise currently                        36,000                  26,000

Information about common stock options outstanding at December 31, 1998 is as follows:

                                                                                        Weighted-
                                                                # of Shares             Average           Weighted-
                                Range of                        Outstanding             Remaining                 Average
                                Exercise                        and                     Contractual               Exercise
                                Prices                  Exercisable             Life                      Price
                                $       .05                     16,000          3.3 yrs.                $        .05

                                $       .50                     10,000          3.6 yrs.                $        .50

                                $       1.00                    10,000          3.6 yrs.                $       1.00

                                                                36,000

In 1997, the Company adopted the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board
(APB) Opinion No. 25 in accounting for its stock option plan and, accordingly, no compensation costs are recognized in the financial statements for outstanding stock options issued to employees. The proforma effects on net loss and loss per share if the options granted in 1998 to the Company's controller were accounted for at fair value are not considered significant.


15.     SUBSEQUENT EVENT

Effective January 1, 1999, the Company purchased a 100% interest in Indigas Energy, a Michigan L.L.C. ("Indigas") and Consolidated Exploration, a Michigan L.L.C. ("Conexco"). Indigas and Conexco, which were owned 100% by two of the Company's principal shareholders, were sold to the Company in exchange for the rights to a royalty interest in several oil and gas leases.

 * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information about each of the officers and directors of the Company:

Name                            Age     Position            Term of Office

William W. Deneau               54      Director            June 25, 1997 to
                                                            present

                                        President           July 17, 1997 to
                                                            present

John V. Miller, Jr.            40      Director             June 25, 1997 to
                                                            present

                                       Vice President of
                                       Exploration          July 17, 1997 to
                                        and Production      present

Thomas W. Tucker                56      Director            June 25, 1997 to
                                                            present

                                        Vice President of
                                        Land and              July 17, 1997 to
                                        Development/Treasurer present

Barbara J. Johnson              45      Secretary             July 17, 1997 to
                                                              present

Gary J. Myles                   53      Director              June 25, 1997 to
                                                              present

There are no family relationships between any of the foregoing individuals.

William W. Deneau became employed by the Company at the time he contributed his interest in Jet/LaVanway Exploration, L.L.C. to the Company in exchange for the Company's stock on April 22, 1997. He is a full time employee.
Since that time, Mr. Deneau has been responsible for managing the Company's affairs. He officially became president on July 17, 1997. Since 1987, Mr. Deneau has been the president, a director, and the sole stockholder of White Pine Land Services, Inc. of Traverse City, Michigan. Prior to March 1, 1997, White Pine Land Services, Inc. was a 35-member company engaged in the business of providing real estate services to oil and gas companies. On March 1, 1997, White Pine Land Services, Inc. sold its business to a newly formed corporation, White Pine Land Company. White Pine Land Services, Inc. continues to exist for the purpose of managing its investments.

John V. Miller, Jr. became employed by the Company at the time he contributed his interest in Jet/LaVanway Exploration L.L.C. to the Company in exchange for the Company's stock on April 22, 1997. He is a full time employee.
Since that time, he has been responsible for overseeing exploration and development activities. He officially became Vice President of Exploration and Production on July 17, 1997. In 1994, Mr. Miller joined Jet Exploration, Inc. of Traverse City, Michigan as a vice president with responsibility for getting Jet Exploration, Inc. into the shale gas play in Michigan and Indiana. He was the driving force behind the establishment of Jet/LaVanway Exploration, L.L.C. and its effort in southern Indiana. Mr. Miller left the position with Jet Exploration, Inc. to join the Company. From 1988 to 1994, Mr. Miller worked for White Pine Land Services, Inc. of Traverse City, Michigan, as a land manager.

Thomas W. Tucker has been employed by the Company since he contributed his interest in Jet/LaVanway Exploration, L.L.C. to the Company in exchange for the Company's stock on April 22, 1997. Since that time, he has been responsible for overseeing land development activities on a full time basis. He officially became Vice President of Land and Development on July 17, 1997. Mr. Tucker founded Jet Oil Corporation with his father in 1982. After his father's death, Mr. Tucker founded Jet Exploration, Inc. in 1987. Mr. Tucker has been the president of Jet Exploration, Inc. since its inception. Prospectively, Jet Exploration, Inc. will not take on any new projects, and its existing projects will be allowed to run out their course. Jet Exploration, Inc. currently has other projects with which the Company is not involved.

Gary J. Myles was elected to serve as an outside director of the Company on July 17, 1997. Mr. Myles is currently Vice President of the northern Michigan region of Old Kent Mortgage Company, a wholly owned subsidiary of Old Kent Financial Corporation (a $12 billion bank holding company). He is the Regional Manager for the northern region of Michigan, and is based in
Traverse City, Michigan.   Mr. Myles has been with Old Kent Mortgage Company
since July 1988.

Barbara J. Johnson became employed by the Company on June 1, 1997. She is the Administrative Assistant to the President. She became the corporate secretary on July 17, 1997. From August 30, 1993 to June 1, 1997, Ms. Johnson worked for White Pine Land Services, Inc. of Traverse City, Michigan, as a Lease Records Manager.

John M. Lohman, C.P.A., Controller, became employed by the Company on September 15, 1997. Mr. Lohman has a Bachelor of Arts degree in accounting from Michigan State University, and is currently working on a Master of Science of Taxation program through Grand Valley State University. Before joining Aurora, he was employed as Tax Supervisor for Dennis, Gartland & Neirgarth, P.C. from 1996 to 1997. Prior to that position, he was employed as a staff accountant with Brown, Bradford, Seman & Shaw from September 1995 to September 1996 and staff accountant for Lane and Calcutt, P.C. for seven years prior to that.

Katherine L. Dungey, Well Records Manager and Secretary to John Miller, became employed by the Company on June 1, 1997. Ms. Dungey was employed at White Pine Land Services, Inc. from April 15, 1996 to June 1, 1997 as a secretary.

None of the Company's officers or directors has been involved in legal proceedings of the type that are required to be disclosed. The officers, directors, their affiliates and associates, are not eligible to receive finders' fees or other compensation related to the acquisition of new oil and gas prospects.
Key Consultants

The Company hires consultants on an as-needed basis to obtain technical expertise. The consultants described below currently provide the Company its primary technical assistance.

Karl M. Schroeder, has a B.S. degree in geology from Central Michigan University and began working in the Michigan oil industry in 1976. He first served Shell Oil in their Niagaran Reef exploration program and then accepted a position with Amoco. With Amoco, Mr. Schroeder was an operations geologist and provided formation evaluation and wellsite operations coordination.
Since 1980, Mr. Schroeder has served as an independent consulting geologist providing prospect generation, wellsite evaluation, hydrocarbon logging, and operations oversite. He has worked with Amoco, MCN, PPG, Sun, Dart, Jet Exploration and others. He has worked extensively in the Michigan, Illinois and Appalachian Basins. Mr. Schroeder is paid $200 per day plus expenses. For any prospect Mr. Schroeder brings to the Company which the Company invests in, Mr. Schroeder will receive a 2% overriding royalty interest for all leases taken in the AMI, plus a fee of $5,000 for one well, a fee of $2,500 per well for two to five wells, a fee of $1,000 per well for six to 25 wells, and a fee of $500 per well for 26 or more wells.

S. A. Holditch and Associates, Inc. is a petroleum engineering and geoscience service corporation based in College Station, Texas. Holditch was founded in 1977. They work routinely for major oil corporation as well as smaller independents, both domestically and abroad. They have conducted research projects for the Gas Research Institute and the U.S. Department of Energy. Holditch performs comprehensive reservoir studies using proprietary reservoir stimulators and is considered an innovator in the analysis of oil and gas reservoirs. Holditch has special expertise in pressure transient test analysis, well stimulation, and reservoir fluids. Holditch engineers use a unique combination of practical field experience and theoretical knowledge to help their clients become more profitable. Holditch has completed extensive engineering studies on several of Aurora's projects.

ITEM 10.  EXECUTIVE COMPENSATION

MANAGEMENT REMUNERATION
The remuneration of the Company's three most highly compensated employees is set forth in the chart below:

                                        Capacity in Which               Aggregate      Aggregate
Name of Individual              Remuneration Was Received             Remuneration    Remuneration
                                                                        1997(1)                 1998
William W. Deneau               President                               $40,000         $40,000

John V. Miller                  Vice President of
                                Explorationand Production               $40,000         $40,000

Thomas W. Tucker                Vice President of Land and
                                Development                             $40,000         $40,000

(1) This information is reported on an annualized basis. Fiscal 1997 was not a full year. The actual amount to each individual was $20,000.

These three officers also receive family health coverage. The Company adopted a 1997 Stock Option Plan effective October 1, 1997. The Stock Option Plan has 1,000,000 shares of common stock available. To date, the officers listed above have not yet been granted options under this plan.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Beneficial owners of more than 5% of the Company's common stock are set forth below.

                                                 Amount and Nature
Title of       Name and Address of Beneficial    of Beneficial           Percent of
Class                     Owner                      Owner                 Class

Common          Britannia Holdings Limited*             700,000             8.05%
                        P. O. Box 615 Kings House
                        The Grange St. Peter Port
                        Guernsey, GY1 2QJ, Channel
                        Islands

Common          The William & Patricia Deneau         1,712,733            19.71%
                        Revocable Living Trust, DTD
                        10/12/95
                        3832 Perimeter Drive
                        Traverse City, MI 49684

Common          Roger J. Dubuc, Trustee                 500,000             5.75%
                        Roger J. Dubuc Trust DTD
                        1/21/87
                        18677 Foxhollow Court
                        Northville, MI 48167

Common          John V. & Michelle R. Miller,         1,656,733           19.06%
                        Trustees
                        Miller Family Living Trust DTD
                        6/25/97
                        3167 E. Kasson Rd.
                        Cedar, MI   49684

Common          Thomas W. Tucker & Sandra L.      1,682,734           19.36%
                Tucker
                11607 N. Long Lake Road
                Traverse City, MI 49684

*Britannia Holdings Limited is an investment and financing company.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The 50% membership interest in Jet/LaVanway Exploration, L.L.C. was originally owned by Jet Exploration, Inc., which is owned by William W. Deneau, Thomas W. Tucker, and John V. Miller, Jr., who are directors and executive officers of the Company. Jet Exploration, Inc. sold the membership interest in Jet/LaVanway Exploration, L.L.C., to its three owners at estimated value. The membership interests subsequently were conveyed by Messrs. Deneau, Tucker and Miller to Mentor Group International, Inc. (the Company's prior name) for common stock (see Item 1, Description of Business Development).

The Office facilities leased by the Company are owned by South 31, L.L.C., which is owned one-third by William W. Deneau, and one-third by Thomas W. Tucker. However, the potential for an unfavorable rental arrangement is ameliorated to some extent by the fact that the properties are leased to unrelated third parties who have in turn subleased a portion of the space to the Company. There is also a storage unit that the Company leases from South 31, L.L.C. The storage building contains four other storage units that are leased to unrelated third parties at the same rates that the Company pays.

Messrs. Deneau, Tucker and Miller are all involved as equity owners in numerous corporations and limited liability companies that are active in the oil and gas business. It is probable that on occasion, the Company will find it necessary or appropriate to deal with these Companies. A specific instance that has already occurred is the purchase by the Company of the Dumada Project interest from Jet Exploration 1995-1, L.L.C., and grant of an option to the Company by Jet Exploration 1995-1 to purchase the remainder of its Dumada Project interest as described at "Business - The Dumada Project." Messrs. Deneau, Miller and Tucker each own one-third of Jet Exploration 1995-1, L.L.C. Actual direct costs to Jet Exploration 1995-1, L.L.C. were $126,451. Indirect costs were estimated at $60,000. Indirect costs refer to costs incurred in the creation and marketing of the entire Dumada Project, including allocated salaries, travel costs, reproduction costs, telephone expense, rent and utilities over the 15-month period of time required to put the Dumada Project together. The amount paid by the Company to Jet Exploration 1995-1, L.L.C. for the Dumada Project interest was $186,451.

From time to time, the Company will hire White Pine Land Company to perform real estate services for the Company. Patricia Deneau, wife of William W. Deneau owns 20% of the outstanding stock of White Pine Land Company. She does not participate in management of the White Pine Land Company.

On July 14, 1997, the Company borrowed $500,000 from Britannia Holdings Limited ("Britannia") a commercial lending institution located in Guernsey, Channel Islands. As partial consideration for the loan, Britannia received 200,000 shares of the Company's common stock. Britannia also had an option to accept the Company's common stock at a price of $1 per share in lieu of receiving a loan repayment on the $500,000. On December 24, 1997, Britannia accepted 500,000 shares of the Company's common stock, bringing its total ownership position to 700,000 shares. Interest expense accrued for the period July 14, 1997 to December 24, 1997 on the loan amounted to $15,462 and was paid by the Company in cash.

William W. Deneau is the sole shareholder of White Pine Land Services, Inc. On August 26, 1997, White Pine Land Services, Inc. loaned the Company $125,000. On October 14, 1997, White Pine Land Services, Inc. loaned the Company $50,000. Both loans carried interest at the annual rate of 6%, compounded monthly. The $50,000 loan was repaid in full on December 15, 1997, together with $509 in interest. The $125,000 loan was repaid in full on December 31, 1997, together with $2,610 in interest. Management does not currently expect to borrow any further funds from White Pine Land Services, Inc.
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                          PAGE

(13a)   The following documents are filed as part of this report:

(3)(i)  Articles of Incorporation
                Incorporated By Reference from Form 10-QSB for period ended September 30, 1997
(3)(ii)         Bylaws
                Incorporated By Reference from Form 10-QSB for period ended September 30, 1997

(4)             Instruments defining rights of security holders
                Incorporated by reference from Form 10-SB
(9)             Voting Trust Agreement                                 None
(10)            Material Contracts
        P       1997 Stock Option Plan
                Incorporated By Reference from Form 10-SB
        P       Stock Option Plan with Gary Myles (1997)
                Incorporated By Reference from Form 10-SB
        P       Stock Option Plan with John M. Lohman
                Incorporated By Reference from Form 10-SB
        P       Business Consultant Agreement with James C. Czirr
                Incorporated By Reference from Form 10-SB
        P       Stock Option Agreement with James C. Czirr
                Incorporated By Reference from Form 10-SB

        P       Amendment to Stock Option Agreement with James C. Czirr
        P       Rental Agreement
                Incorporated By Reference from Form 10-SB
        P       First of America Loan Documents
                Incorporated By Reference from Form 10-QSB for period
                ending September 30, 1998
        P       Dumada Project Development Agreement
                Incorporated By Reference from Form 10-SB
        P       Amendment to Dumada Project Development Agreement
                Incorporated By Reference from Form 10-SB
        P       Letter Agreement for acquisition of Dumada Project
                Incorporated By Reference from Form 10-SB
        P       St. Blue Lake 1-4 Letter Agreement
                Incorporated By Reference from Form 10-SB
        P       Beregsasi 1-5 Letter Agreement
                Incorporated By Reference from Form 10-SB
        P       Sublease Agreement for Office
                Incorporated By Reference from Form 10-SB
        P       Letter Agreement with Karl Schroeder
(27)            Financial Data Schedule                                49

(99)            Additional Exhibits
        P       Reserve and Economic Evaluation of Dumada Project,
                Prepared by S. A. Holditch & Associates, Inc.
                Incorporated By Reference from Form 10-SB
        P Analysis of Avery, Paxton Quarry, Black River, Maxwell, Fairview and Alpena Projects, prepared by S. A. Holditch & Associates, Inc.
                Incorporated By Reference from Form 10-SB
        P Reserve and Economic Evaluation of Paxton Quarry, Antrim Shale Project prepared by S. A. Holditch & Associates, Inc.

                Incorporated By Reference from Form 10-SB
        P       State Blue Lake 1-4 reserve estimate prepared by
                Theresa Sloan, Consultant


                Incorporated By Reference from Form 10-SB
        P       First of America Irrevocable Letter of Credit to
                State of Michigan
                Incorporated By Reference from Form 10-SB
        P       Empire National Bank Letter of Credit to State of Kentucky
                Incorporated By Reference from Form 10-SB
        P       Blanket Surety Bond to State of Indiana
                Incorporated By Reference from Form 10-SB
        P       State of Ohio Owner Number notification
                Incorporated By Reference from Form 10-SB
        P       Blanket Surety Bond to State of Ohio
                Incorporated By Reference from Form 10-SB
        P       Three Ohio Oil and Gas Well Drilling Permits
                Incorporated By Reference from Form 10-SB
        P       Eight State of Indiana Drilling and Operating Permits
                Incorporated By Reference from Form 10-SB

(13b)   Reports on Form 8-K:

                No reports on Form 8-K were filed during the fourth quarter of 1998.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.


                                                  AURORA ENERGY, LTD.
Date:   March   30, 1999

                                                  William W. Deneau, President