Form 10KSB/A
period 1998-12-31
AURORA ENERGY LTD
filed 1999-04-07
CIK 879162

                   U. S. Securities and Exchange Commission
                            Washington, D.C.  20549
                              Amendment No. 1 to
                                  Form 10-KSB
(Mark One)

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

Financial Statements for the year ended December 31, 1998 and the periods from March 12, 1997 (inception) to Decmeber 31, 1998 and 1997

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

                         NOTES TO FINANCIAL STATEMENTS


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

                              AURORA ENERGY, LTD.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


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

The following is a schedule of annual future minimum lease payments required under capitalized leases as of December 31, 1998:



     1999                                                  $       14,739
     2000                                                          13,796
     2001                                                           9,080
     2002                                                           7,567
                                                                   ------


     Total minimum payments due                                    45,182
     Less amounts representing interest, imputed at rates
             ranging from 13.34% to 13.51%                         11,356
                                                                   ------

     Present value of net minimum lease payments                   33,826

     Current portion                                               14,739
                                                                   ------

     Obligations under capital leases, net of current portion  $   19,087
                                                               ==========



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

A summary of the status of the Company's common stock option plan as of December 31, 1998 and 1997 and changes during the periods then ended is presented below:



                                                                        1998                            1997
                                                         -------------------------------      ------------------------------
                                                                              Weighted                      Weighted
                                                                              Average                       Average
                                                        Common                Exercise        Common        Exercise
No. of Options                                          Shares                Price           Shares        Price
--------------                                          -------             ----------        -------       ---------
Outstanding,beginning of year                           26,000             $   0.22                --              --

Granted                                                 10,000             $   1.00            26,000    $       0.22

Exercised                                                   --                   --                --              --

Forfeited                                                   --                   --                --              --
                                                        -------            ----------          -------      ---------

Outstanding, end of year                                36,000             $   0.44            26,000    $       0.22
                                                        =======            ==========         ========   ============
Available for exercise currently                        36,000                                 26,000
                                                        =======                               ========


Information about common stock options outstanding at December 31, 1998 is as follows:


                                                                                Weighted-
                                                        # of Shares             Average           Weighted-
                                Range of                Outstanding             Remaining         Average
                                Exercise                   and                  Contractual       Exercise
                                Prices                  Exercisable             Life              Price
                                -----------             ------------            -----------      ------------
                                $       .05                 16,000              3.3 yrs.        $        .05

                                $       .50                 10,000              3.6 yrs.        $        .50

                                $       1.00                10,000              3.6 yrs.        $       1.00
                                                        ----------

                                                            36,000
                                                        ==========

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