Form 10QSB
period 1999-03-31
AURORA ENERGY LTD
filed 1999-05-17
CIK 879162

ELINK\FILING\10QSBSEC
US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB

Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended:  March 31, 1999

Commission file number: 000-29722


Aurora Energy, Ltd.
(Exact name of small business issuer as
specified in its charter)

     NEVADA                    91-1780941
(State or other jurisdiction   (IRS Employer
of incorporation)            Identification No.)

3760 N. US-31 South, Traverse City, MI  49684
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes   x     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of ech of the issuer's classes of common equity, as of the latest practicable date: 8,691,697

Transitional Small Business Disclosure Format (check one);  Yes         No  X

Part I - Financial Information
Item 1 - Financial Statements

AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                               	March 31,		     December 31
	ASSETS	                                       1999 		         1998
Current assets
	Cash and cash equivalents                      $	273,320		     $	13,967

	Accounts receivable	                            282,516			      415,732

	Prepaid expenses	                                 6,534		        	9,802

Total current assets	                            562,370		      	439,501

Oil and gas properties, using full cost
accounting
	Properties not subject to amortization	          764,764		    1,818,043
	Properties being amortized                     1,327,824       	233,831

Total	                                          2,092,588		    2,051,874
Less accumulated amortization                    	 39,403	       	25,379

Oil and gas properties, net                    2,053,185		     2,026,495

Investment in oil and gas partnerships           132,885	        138,026

Property and equipment, net	                      62,098		        60,592

Total assets                                   2,810,538	    $	2,664,614












See accompanying notes.

                                               	   March 31,	     December 31,
	LIABILITIES AND STOCKHOLDERS' EQUITY	             1999		         1998
Current liabilities
	Accounts payable	                                 $	 532,231	    $  626,074
	Program designated funds		                            98,751		           --
	Current portion of capital lease obligations 		       58,626	      	 14,739
	Short-term bank borrowings		                         620,000		      610,000
	Accrued expenses		                                    30,457		       23,212

Total current liabilities		                         1,340,065		    1,274,025

Capital lease obligations, net of current portion		   220,480        	19,087
Notes payable - affiliates		                            6,640		           --

Total liabilities		                                 1,567,185 	   	1,293,112

Stockholders' equity
	Common stock, $.001 par value; 500,000,000
		shares authorized; 8,691,697 shares
	    issued and outstanding		                           8,692		        8,692
	Additional paid-in capital		                       1,869,073		    1,869,073
	Accumulated deficit		                               (634,412)		    (506,263)

Total stockholders' equity		                        1,243,353		    1,371,502

Total liabilities and stockholders' equity	       $	2,810,538	   $	2,664,614





















See accompanying notes.

AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                  	1999          	1998
Revenues
	Oil and gas sales	                                $	31,395	     $   	604
	Equity in loss of investee partnerships		           (5,142)		    (46,349)
	Interest income		                                    1,098		       7,542
	Other revenue		                                     24,351      		(3,396)

Total revenues		                                     51,702		     (41,599)

Expenses
	General and administrative 		                      100,500		     147,196
	Production and lease operating 		                   43,967		       2,523
	Depreciation and amortization		                     16,334		       2,196
	Interest		                                          19,050		       1,498

Total expenses		                                    179,851		     153,413


Net loss	                                        $	(128,149)	  $	(195,012)


Net loss per basic and diluted common share	     $     (.01)	   	    (.02)

















See accompanying notes.

AURORA ENERGY, LTD. and CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


			                                    	Additional
		                   Common Stock       Paid in      Accumulated
	                  Shares		  Amount	    Capital      Deficit      Totals
Balances at
December 31, 1998  8,691,697 $8,692     $1,869,073   $(506,263)	  $1,371,502

Net loss 	               	--   		--            	--    (128,149)     (128,149)

Balance at
March 31, 1999		   8,691,697 $8,692     $1,869,073   $(634,412)	  $1,243,353


































See accompanying notes.

AURORA ENERGY, LTD. and CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                               	1999            	1998
Cash flows from operating activities:
	Net loss                                       $(128,149)       $(195,012)
	Adjustments to reconcile net loss to net
 cash used in
		operating activities:
		Depreciation and amortization                    16,334	       	   2,196
		Equity in loss of investee partnership            5,142		         46,349
		Changes in operating assets and liabilities
      net of effects in 1999 from purchase of
      Consolidated Exploration Co., LLC and
      Indigas, LLC:
				Accounts receivable                           133,920	       (162,315)
				Prepaid expenses                                3,268	          3,666
				Accounts payable                              (93,843)		      132,291
				Accrued expense                                 7,245	 	          435

Net cash used in operating activities             (56,083)     		(172,390)

Cash flows from investing activities
	Capital expenditures for oil and gas
        Properties                               (377,428)     		 (37,356)
	Capital expenditures for investee partnerships	       --      		 (80,773)
	Proceeds from sale of oil and gas properties     336,383	      	      --
	Cash acquired from purchase of Consolidated	          -- 	     	      --
		Exploration Co., LLC and Indigas, LLC           104,656		            --
	Capital expenditures for property and
      Equipment                                      (117)	       	(5,360)

Net cash provided by (used in) investing
      Activities                                    63,494 	     (123,489)

Cash flows from financing activities
	Proceeds from the sale of common stock                 -- 	    	 198,170
	Short term bank borrowings                         10,000	           	--
Proceeds of capital lease cash draws               250,000		           --
	Advances from investors                                --     		  95,600
	Payments made to reduce capital lease
       Obligations                                  (8,058)	      	(2,282)

Net cash provided by financing activities          251,942	      	291,488

Net increase in cash and cash equivalents          259,353		       (4,391)

Cash and cash equivalents, beginning of period      13,967	      	518,408

Cash and cash equivalents, end of period          $273,320	      $514,017

See accompanying notes.

AURORA ENERGY, LTD. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

The Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998, the Consolidated Statements of Operations for the three month periods ending March 31, 1999 and March 31, 1998, the Consolidated Statement of Changes in Stockholder's Equity and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and March 31, 1998 have been prepared by the Company. In the opinion of management, all adjustments (which include only reclassifications and normal recurring adjustments) necessary to present fairly the balance sheet, results of operations, changes in stockholder's equity, and cash flows at March 31, 1999 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.


Loss Per Share

Loss per share is computed at March 31, 1999 and March 31, 1998 using the weighted average number of common shares outstanding during the period (8,691,697 and 8,563,582 respectively) determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This Statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. Since the assumed exercise of common stock options would be antidilutive, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal.

2.	ACCOUNTING AND FINANCIAL REPORTING

The Company no longer considers itself in the developmental stage as the Paxton Quarry Project, of which the Company owns a 29% working interest, began revenue distributions during the first quarter of 1999. As this project is part of the planned principal operations of the Company, developmental stage presentation of accounting data is no longer applicable.






AURORA ENERGY, LTD. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

Effective January 1, 1999, the Company acquired from principals William Deneau and John Miller, Jr., 100% of their membership interests in Consolidated Exploration Co, LLC (Conexco) and Indigas Energy, LLC (Indigas) in exchange for the issuance of 1.44% overriding royalty interests in the Company's Crossroads Project. Since the purchased entities were wholly owned by Deneau and Miller, and thus remained under the same control after acquisition by the Company as before acquisition, the acquisitions were accounted for in a manner similar to a pooling of interests. Notes payable of $3,320 each were issued to Deneau and Miller which equaled the book value of the purchased entities and quantified the value of the royalty interests.

The following presents the balance sheets of Conexco and Indigas as of the date of their acquisition by the Company at January 1, 1999:

                          			  Conexco		        Indigas
		ASSETS	                      January 1, 1999	 January 1, 1999		   Totals
Current assets
	Cash	                         $	88,004	        $	16,652	           $	104,656
	Accounts receivable		               -- 		           703		                703

Total current assets		           88,004         		17,355		            105,359

Other assets
	Organizational costs (net)		        32		             -- 		                32

Total assets	                  $	88,036        	$	17,355	           $	105,391


	LIABILITIES

Program designated funds
	(equals total liabilities)	   $	82,100        	$	16,651	            $	98,751

Member's equity:
	Membership contributions		         500		            500		              1,000
	Distributions		                (91,967)		       (18,800)		          (110,767)
	Retained earnings		             97,403		         19,004		            116,407

Total member's equity		           5,936		            704		              6,640

Total liabilities and
    member's equity	           $	88,036	        $	17,355	           $	105,391



Form 10-QSB for the three month period ended March 31, 1999
Part I, Item 2

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Results of Operations

During the first quarter of 1999, the Company operations have focused on bringing the various projects and programs that it had developed in 1998 into production.

The Michigan Antrim production in the Paxton Quarry project began distributing revenues in the first quarter. The Company owns 29% interest in the project. The Paxton Quarry production revenues are a significant step in covering our general and administrative costs. The project is expanding to 16 wells, however, which is requiring additional investment.

The Company continued developing the Crossroads project with additional leasing, right of way acquisitions, arranging financing of the facilities and gathering system and making contracts with transportation systems to get the gas to market. The Company currently owns 50% of the project and is the operator.


Liquidity and Financial Condition

The Company's financing efforts in the first quarter of 1999 were concentrated on procuring the funds necessary to bring the Crossroads Project on line. In that regard, the Company executed capital lease agreements for the Crossroads central processing facility and gathering system totaling $350,000. As of March 31, 1999, the Company had drawn $250,000 of the $350,000. The final $100,000 was received April 15, 1999. In addition, the Company sold 17% of its working interest in the Crossroads project for $336,383 cash, reducing the Company?s interest in the project to 50%.

The Company rescinded a letter of credit previously issued as a blanket drilling bond to the State of Michigan which was held against the National City line of credit, providing a net $70,000 addition to the available line of credit since the first of the year. The capital leases, sale of working interests and the freeing up of the previously unavailable credit line assure that the Company will be able to complete Phase One of the Crossroads project. And despite some first quarter delays in acquiring right-of-way for the pipeline connecting the Company's Crossroads facility to NIPSCO's major pipeline, the project is currently scheduled to begin gas sales this June.

The first quarter of 1998 saw the Company with considerably smaller liabilities and cash of over $500,000. Over the last twelve months the Company has invested the cash in various projects, as well as, covering general and administrative expenses. In April of 1998, the Company established a line of credit with National City Bank in the amount of $750,000. The funds obtained through the line of credit were primarily used in acquiring mineral leases and funding exploratory projects in Ohio, Indiana and Michigan.

The Company contracted to acquire from affiliates the interests in two small companies (Indigas Energy, L.L.C. and Consolidated Exploration, L.L.C.) which own and manage leaseholds in Indiana and Kentucky.
Approximately 200,000 acres of leasehold in a primarily New Albany Shale
prospect area were acquired.   Both entities are Michigan limited
liability companies.

During this quarter, the Company's transfer agent was acquired by American Securities Transfer & Trust, Inc. (ASTT) located in Denver, Colorado. ASTT has been in business since 1969 and are the ninth largest US transfer agent. They are owned by Scotiabank Group, one of the largest international banks in Canada. This change should bring an improvement in service to the Company and its stockholders.

Form 10-QSB for the three month period ended March 31, 1999
Part II, Item 1

LEGAL PROCEEDINGS

There are no pending legal proceedings.

Part II, Item 2

CHANGES IN SECURITIES

There are no changes in securities.

Part II, Item 3

DEFAULTS UPON SENIOR SECURITIES

	N/A

Part II, Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the first quarter of 1999.

Part II, Item 5

OTHER INFORMATION

None

Part II, Item 6

INDEX TO EXHIBITS

(2)		       Plan of acquisition				                   None

(3) (i)	    Restated Articles of Incorporation
		          Incorporated by reference from Form 10-QSB
		          For period ended September 30, 1997

(ii)        Bylaws
            Incorporated by reference from Form 10-QSB
            For period ended September 30, 1997

(4)         Instruments defining the rights of
            Security holders
            Incorporated by reference from Form 10-SB

(10)        Material contracts
            Incorporated by reference from Form 10-SB

P		         Equipment Lease Agreement, Gage Leasing

P		         Equipment Lease Agreement, Major Gathering Co.

P		         Acquisition of Consolidated Exploration, L.L.C.

P		         Acquisition of Indigas Energy, L.L.C.

P		         Master Purchase/Sale Agreement with Northern
 		         Indiana Public Service Company

P           Agreement to Acquire Working Interest - Dubuc

P           Agreement for Crossroads Project - Burkhardt

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

Date:  May 14, 1999		AURORA ENERGY, LTD.

					BY: /s/ William W. Deneau
					William W. Deneau, President

[ARTICLE]	5
[MULTIPLIER]	1

[PERIOD-TYPE]		                    3-MOS
[FISCAL-YEAR-END]			         DEC-31-1998
[PERIOD-END]			              MAR-31-1999
[CASH]				                       273,320
[SECURITIES]				                       0
[RECEIVABLES]				                282,516
[ALLOWANCES]				                       0
[INVENTORY]				                        0
[CURRENT-ASSETS]				             562,370
[PP&E]				                        74,020
[DEPRECIATION]				                11,954
[TOTAL-ASSETS]			    	         2,810,538
[CURRENT-LIABILITIES]	         1,340,065
[BONDS]				                      227,120
[PREFERRED-MANDATORY]		     		         0
[PREFERRED]				                        0
[COMMON]				                       8,692
[OTHER-SE]				                 1,869,073
[TOTAL-LIABILITY-AND-EQUITY]			2,810,538
[SALES]				                       31,395
[TOTAL-REVENUES]				              51,702
[CGS]				                         43,967
[TOTAL-COSTS]				                 43,967
[OTHER-EXPENSES]				             116,834
[LOSS-PROVISION]				                   0
[INTEREST-EXPENSE]				            19,050
[INCOME-PRETAX]				            (128,149)
[INCOME-TAX]			  	                     0
[INCOME-CONTINUING]                    0
[DISCONTINUED] 			                     0
[EXTRAORDINARY]			                     0
[CHANGES]				                          0
[NET-INCOME]				               (128,149)
[EPS-PRIMARY]			                   (.01)
[EPS-DILUTED]			                   (.01)