Form 10QSB
period 1999-06-30
AURORA ENERGY LTD
filed 1999-08-12
CIK 879162

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB

Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 1999

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

Check whether the registrant filed all documents and
reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.
Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of ech of the
issuer's classes of common equity, as of the latest
practicable date:  8,691,697

Transitional Small Business Disclosure Format
(check one);  Yes         No  X

Form 10-QSB for the period ended June 30, 1999
Part I, Item 1

AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


						Unaudited
						June 30,	December 31,
			ASSETS	         	1999		1998
Current assets
	Cash and cash equivalents		$	178,099	$	13,967

	Accounts receivable				260,141		415,732

	Prepaid expenses				  3,266		  9,802

Total current assets					441,506		439,501

Oil and gas properties, using full cost accounting
	Properties not subject to amortization	      1,459,031	      1,818,043
	Properties being amortized		      1,229,777		233,831

Total						      2,688,808	      2,051,874
Less accumulated amortization				 57,853		 25,379

Oil and gas properties, net			      2,630,955	      2,026,495

Investment in oil and gas partnerships			 29,401		138,026

Property and equipment, net				 59,663		 60,592

Total assets					$     3,161,525	$     2,664,614





See accompanying notes.


						Unaudited
	   					June 30,	December 31,
	LIABILITIES AND STOCKHOLDERS' EQUITY	1999		1998
Current liabilities
	Accounts payable			$	889,637	$	626,074
	Program designated funds			 52,915		     --
	Current portion of capital lease
	obligations 					 61,284		 14,739
	Short-term bank borrowings			720,000		610,000
	Accrued expenses				 50,261		 23,212

Total current liabilities			      1,774,097	      1,274,025

Capital lease obligations, net of current portion	303,770		 19,087
Notes payable - affiliates				136,640		     --

Total liabilities				      2,214,507	      1,293,112

Stockholders' equity
   Common stock, $.001 par value; 500,000,000
	shares authorized; 8,691,697 shares issued
	and outstanding					  8,692		  8,692
	Additional paid-in capital		      1,869,073	      1,869,073
	Accumulated deficit			       (930,747)       (506,263)

Total stockholders' equity				947,018       1,371,502

Total liabilities and stockholders' equity	$     3,161,525	$     2,664,614




See accompanying notes.


AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



				For the three months		For the six months
				ended June 30,			ended June 30,
	    			1999	        1998	        1999	        1998
Revenues
	Oil and gas sales	$   33,767	$   6,923	$   65,162	$   7,527
	Equity in loss of
         investee partnerships	  (134,334) 	   (4,160)	  (139,476)	  (50,509)
	Interest income		       692	    3,501	     1,790	   11,043
	Other revenue		    14,030	    5,487	    38,381	    2,091

Total revenues			   (85,845)	   11,751	   (34,143)	  (29,848)

Expenses
   General and administrative 	   120,330	  117,111	   220,830 	  264,307
   Production and lease operating   35,041	    4,055	    79,008	    6,578
   Depreciation and amortization    20,886	    1,978	    37,220	    4,174
   Interest			    34,233	    2,385	    53,283	    3,883

Total expenses			   210,490	  125,529	   390,341	  278,942


Net loss			$ (296,335)	$(113,778)	$ (424,484)	$(308,790)


Net loss per basic and
	diluted common share	$     (.03)	$    (.01)	$     (.05)    	$    (.04)




See accompanying notes.



AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Additional
			     Common Stock		Paid in	     Accumulated
			Shares		Amount		Capital	     Deficit		Totals
Balances at
   December 31, 1998	8,691,697	$   8,692	$1,869,073   $  (506,263)	$1,371,502

Net loss for the
  three months
  ended March 31, 1999	       -- 	       -- 		-- 	(128,149)	  (128,149)

Balance at March 31,
   1999			8,691,697	$   8,692	$1,869,073   $  (634,412)	$1,243,353

Net loss for the
   three months
   ended June 30, 1999	       -- 	       -- 		--      (296,335)	  (296,335)


Balance at June 30,
   1999		        8,691,697	$   8,692	$1,869,073   $	(930,747)	$  947,018






See accompanying notes


AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998



						1999		1998
Cash flows from operating activities:
   Net loss					$  (424,484)	$  (308,790)
   Adjustments to reconcile net loss to
   net cash provided by (used in)
	operating activities:
	Depreciation and amortization	     	     37,220	      4,174
   	Equity in loss of investee partnership	    139,476	     50,509
	Changes in operating assets and
	   liabilities, net of effects in 1999
	   from purchase of Consolidated
	   Exploration Co., LLC and Indigas, LLC:
		Accounts receivable		    155,602	    (27,250)
		Prepaid expenses		      6,536	      4,806
		Accounts payable		    263,563	    (23,425)
		Accrued expenses		     27,049	      3,435

Net cash provided by (used in) operating
   activities					    204,962	   (296,541)

Cash flows from investing activities
   Capital expenditures for oil and gas
	properties				 (1,153,565)	   (465,045)
   Capital expenditures for investee partnerships	 -- 	    (82,773)
   Proceeds from sale of oil and gas properties	    436,968		 --
   Cash acquired from purchase of Consolidated
	Exploration Co., LLC and Indigas, LLC	    104,656		 --
   Capital expenditures for property and equipment     (117)	     (6,950)

Net cash used in investing activities		   (612,058) 	   (554,768)

Cash flows from financing activities
   Proceeds from the sale of common stock		 -- 	    198,450
   Short term bank borrowings			    110,000	    220,000
Proceeds of capital lease cash draws		    350,000		 --
   Advances from investors				 -- 	     49,500
   Advances from affiliates		    	    130,000		 --
   Payments to investors				 -- 	    (89,000)
   Payments made to reduce capital lease
	obligations				    (18,772)	     (4,495)

Net cash provided by financing activities	    571,228	    374,455

Net increase (decrease) in cash and cash
   equivalents					    164,132	   (476,854)

Cash and cash equivalents, beginning of period	     13,967	    518,408

Cash and cash equivalents, end of period	$   178,099	$    41,554




See accompanying notes.



AURORA ENERGY, LTD. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

The Consolidated Balance Sheets as of June 30,
1999 and December 31, 1998, the Consolidated
Statements of Operations for the three and six month periods ending June 30, 1999 and June 30,
1998, the Consolidated Statement of Changes in
Stockholders' Equity and the Consolidated
Statements of Cash Flows for the six month periods ended June 30, 1999 and June 30, 1998 have been prepared by the Company. In the opinion of management, all adjustments (which include only reclassifications and normal recurring accruals) necessary to present fairly the balance sheet, results of operations, changes in stockholders' equity, and cash flows at June 30, 1999 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.
The results of operations for the three-month and six-month period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.



2.	ACCOUNTING AND FINANCIAL REPORTING

As of the first quarter of 1999, the Company no longer considers itself in the developmental stage. The Paxton
Quarry Project, of which the Company owns a 29% working interest, began revenue distributions during the aforementioned quarter. As this project is part of the planned principal operations of the Company, development stage presentation of accounting data is no longer necessary.



3.	LOSS PER SHARE

Loss per share is computed at June 30, 1999 and June 30, 1998 using the weighted average number of common shares outstanding during the period (8,691,697 and 8,579,842 respectively) determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings
Per Share". This Statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. Since the assumed exercise of common stock options would be antidilutive, such exercise is not assumed for purposes of determining diluted loss per share. Accordingly, diluted and basic per share amounts are equal.

AURORA ENERGY, LTD. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

Effective January 1, 1999, the Company acquired from principals William Deneau and John Miller, Jr., 100% of their membership interests in Consolidated Exploration
Co, LLC (Conexco) and Indigas Energy, LLC (Indigas) in exchange for the issuance of 1.44% overriding royalty interests in the Company's Crossroads Project. Since the purchased entities were wholly owned by Deneau and Miller, and thus remained under the same control after acquisition by the Company as before acquisition, the acquisitions were accounted for at book values in a manner similar to a pooling of interests. Notes payable of $3,320 each were issued to Deneau and Miller which equaled the net book value of the purchased entities and quantified the value of the royalty interests.

The following presents the balance sheets of Conexco and Indigas as of the date of their acquisition by the Company at January 1, 1999:


			     (Unaudited)
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


Form 10-QSB for the three-month period ended
June 30, 1999
Part I, Item 2

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS

Results of Operations

During the second quarter of 1999, the Company has continued its emphasis on bringing ongoing exploration projects to fruition. In that regard, the Paxton
Quarry project, which began revenue distributions during the first quarter of this year, and of which the Company owns a 29% working interest, continues to flow gas, though at a lower rate than the Company expected. Gross revenues from Paxton Quarry totaled
$34,615 for the first two quarters, with $ 17,156 allocable to the second quarter. The other major source of oil and gas revenue was the Lodgepole projecft that contributed $7,567 in the first quarter and $5,834 in the second quarter before being sold. Oil and gas revenues from the same period of 1998 were primarily from the Lodgepole and the Merrick Estate #1. The Merrick well has not contributed to the 1999 revenues as it has been shut in since February of 1999. The initial phase of the Crossroads project in Ohio was completed and began deliveries of gas the first week in July. The Company owns a 50% working interest in the Crossroads Project and is the operator. Other 1999 oil and gas revenues were provided by several Antrim projects of which the Company owns working interests of less than 3%.

Over $134,000 of the loss recorded for Investee partnerships in the second quarter was due to the losses of Jet/LaVanway, of which the Company owns a 50% membership interest. The Company's share of Jet/LaVanway's second quarter loss was over 45% of Aurora's total loss for the quarter. Jet/LaVanway's efforts to generate positive cash flows from the Corydon Project required significant expenditures that were not capitalized by Jet/LaVanway.
In April, Jet/LaVanway acquired from MCNIC a controlling membership interest in Indiana Gathering, an Indiana limited liability company. Indiana Gathering provides processing and transportation services for the Corydon
Project.  The purchase price of 1.2 million included
MCNIC's majority interest in the Corydon Project, and related oil and gas leases and wells in the Corydon, IN area. Payments against the purchase price are based on the production of the Corydon Project. Costs that Jet/LaVanway was forced to absorb in order to close the purchse of Indiana Gathering also contributed to its second quarter loss. The Company anticipates that Jet/LaVanway's efforts at increasing production, the rise in gas prices and gaining control of the processing entity will all help generate positive cash flows from the Corydon Project for the balance of the year.
The Company's other investee partnership, Aurora &
LaVanway, LLC had losses allocable the Company of less than $250, and remains inactive.

Interest income totaled $3,501 as of June 30, 1999, down just over $7,500 from the same period of 1998.
In 1998, the Company was earning interest on the bulk of its uninvested proceeds of the 1997 private placement.
The Company has not had any large uncommitted cash balances during 1999.

Other revenues were up from $2,091 at June 30, 1999 to over $38,000 for the same period in 1999. Billings for the operation of the Corydon Project contributed
$21,000 to this increase. The Company has been more aggressive in billing affiliates and other entities with which it does business for costs incurred by the Company, but benefiting both parties.

Interest expense jumped from $19,050 in the first quarter of 1999 to $34,233 in the second quarter.
The increase from the first quarter is due to increased borrowings against the Company's line of credit, and the beginning of payments on the $350,000 in capital leases with Gage and Major Gathering mentioned above.

Interest expense for the same period of 1998 was entirely due to capital leases associated with the office furnishings and equipment the Company took with Old Kent Leasing.

The Company's efforts at reducing general and administrative expenses resulted in a 16.5% reduction in those costs for the first six months of 1999 from the same period of 1998.
The reduction in general and administrative expenses were primarily a result of cutbacks in travel, office supplies, office rents and cell phone use, as well as, general economizing and scrutiny of each expense incurred. As the Company continues to access its sources of credit, interest expense has increased significantly, up from $19,050 in the first quarter of 1999 to $34,223 in the second quarter.
The costs of production and lease
operating expenses exceeded the related
revenues by $12,572 in the first
quarter, while in the second quarter
the costs exceeded revenues by only
$1,274.  The Company expects revenues
to exceed the directly associated costs
in the third and fourth quarters of 1999.


Liquidity and Capital Resources

The Company's financing efforts in the second quarter of 1999 concentrated on procuring the funds necessary to bring the Crossroads Project on line. The final $100,000 of the $200,000 borrowed from Gage Leasing Company which was used to finance the Crossroads facility and gathering system was received April 15, 1999.
In addition, the Company sold its minority working and royalty interests in the Lodgepole/
Stadium Field Project for $100,585 cash, reducing the Company's interest in the project to 0.0%.

The Company increased the line of credit available from National City Bank from $750,000 to $850,000.
Management anticipates that the additional monies will be used to pay for costs incurred in bringing the Crossroads project to maximum production. As of August 10, 1999 the Company has borrowed
$810,000 of the available line. Management continues to search out the most cash efficient methods of completing all of our drilling projects.

Total current liabilities increased from the first quarter to the second quarter by $434,032 (32%) due in large part to an increase in the line of credit balance of $100,000 and an increase of $357,406 of Crossroads drilling, completion and facility construction expenses invoiced in May and June but not yet paid.

The Company borrowed $130,000 in cash from Jet
Exploration, Inc., an affiliated entity through common ownership. The note is due and payable on June 2, 2001. Interest at 6.0% is payable quarterly. The money was used to pay for the non-operating working interest in 66 Antrim wells in Alcona/Alpena Counties in Michigan acquired November 10, 1998 from Jet Exploration
1995-1, LLC an affiliated entity through common ownership.

The Company contracted to acquire from affiliates the interests in two small companies (Indigas Energy, L.L.C. and Consolidated Exploration, L.L.C.) which own and manage leaseholds in Indiana and Kentucky.
Approximately 200,000 acres of leasehold in a primarily New Albany Shale prospect area were acquired. Both entities are limited liability companies. The acquisitions were effective
January 1, 1999.

Section 27A of the Securities Act of 1933 and Section
21E of the Securities Exchange Act of 1934 provide a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements regarding management's expectations about the company's reserves, planned dates for commencement of exploration operations, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, that relating to the market prices, production rates, production costs, the availability of financing, the ability to obtain all of the permits necessary to put and keep projects in production, and various development and construction activities.

Part II, Item 1

LEGAL PROCEEDINGS

There are no pending legal proceedings.

Part II, Item 2

CHANGES IN SECURITIES

There are no changes in securities.

Part II, Item 3

DEFAULTS UPON SENIOR SECURITIES

	N/A

Part II, Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters submitted to a vote of security holders during the second quarter of 1999 were presented at the Annual
Stockholders Meeting on May 17, 1999. Thomas W. Tucker,
William W. Deneau, John V. Miller, Jr., and Gary J.
Myles were properly nominated, seconded and by majority vote elected as Directors of the corporation. Also presented for a vote of the stockholders at the annual meeting was the continued appointment of Rehmann Robson, P.C. to serve as the company's auditors. Voting for the continued appointment of Rehmann Robson, P.C.
were 7,409,743.  Abstaining from the vote were 1,281,954.
There were no votes against the appointment of Rehmann
Robson.  The vote passed by majority vote.

Part II, Item 5

OTHER INFORMATION

None

Part II, Item 6

INDEX TO EXHIBITS

(2)	Plan of acquisition							None

(3) (i)	Restated Articles of Incorporation
	Incorporated by reference from Form 10-QSB
	For period ended September 30, 1997

(ii) 	Bylaws
	Incorporated by reference from Form 10-QSB
	For period ended September 30, 1997

(4) 	Instruments defining the rights of Security holders
	Incorporated by reference from Form 10-SB

(10) 	Material contracts
	Incorporated by reference from Form 10-SB

P	Purchase and Sale Agreement - Jet/LaVanway/MICNIC


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

Date:  August 12, 1999		AURORA ENERGY, LTD.

				BY: /s/ William W. Deneau
				William W. Deneau, President

[ARTICLE]	5
[MULTIPLIER]	1

[PERIOD-TYPE]				3-MOS
[FISCAL-YEAR-END]			DEC-31-1998
[PERIOD-END]				JUN-30-1999
[CASH]					178,099
[SECURITIES]				      0
[RECEIVABLES]				260,141
[ALLOWANCES]				      0
[INVENTORY]				      0
[CURRENT-ASSETS]			441,506
[PP&E]					 74,020
[DEPRECIATION]				 13,431
[TOTAL-ASSETS]			      3,161,525
[CURRENT-LIABILITIES]		      1,774,097
[BONDS]				        440,410
[PREFERRED-MANDATORY]			      0
[PREFERRED]				      0
[COMMON]				  8,692
[OTHER-SE]			      1,869,073
[TOTAL-LIABILITY-AND-EQUITY]	      3,161,525
[SALES]	                                 65,162
[TOTAL-REVENUES]	                (34,143)
[CGS]	                                 79,008
[TOTAL-COSTS]	 			 79,008
[OTHER-EXPENSES]			258,050
[LOSS-PROVISION]			      0
[INTEREST-EXPENSE]   	   		 53,283
[INCOME-PRETAX]			       (424,484)
[INCOME-TAX]				      0
<INCOME-DISCONTINUED>			      0
[DISCONTINUED]    	        	      0
[EXTRAORDINARY]				      0
[CHANGES]	 			      0
[NET-INCOME]			       (424,484)
[EPS-BASIC]	          		   (.05)
[EPS-DILUTED]	         		   (.05)