Form 10KSB/A
period 1998-12-31
AURORA ENERGY LTD
filed 1999-10-19
CIK 879162

U. S. Securities and Exchange Commission
Washington, D.C.  20549

Amended Form 10-KSB

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(For the year ending:  December 31, 1998)

 ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT  OF 1934
	For the transition period from:

	Commission file number 000-29722

AURORA ENERGY, LTD.
(Exact name of small business issuer as specified in its character)

		NEVADA		    91-1780941
(State or other jurisdiction of  (IRS incorporation Employer
organization)                     Identification No.)

3760 North US-31 South, Traverse City, MI   49684
(Address of principal executive offices)

(616) 941-0073
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange
Act:


Title of each class to be so
Registered	Name of each exchange on
          None	which each class is to
	be registered
		                      None

Securities to be registered pursuant to Section 12(g) of the Act:
                Common Stock

Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.
Yes ___Y___        NO______

Delinquent filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

State issuer's revenues for its most recent fiscal year.
					$1,430


State the aggregate market value of the voting and non-
voting common equity held by nonaffiliates computed by
reference to the price at which the common equity was
sold, or the average bid and asked price of such common
equity, as of a specified date within the past 60 days.
                             	$3,484,497


APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of
the issuer's classes of common equity, as of the latest
practicable date:   8,691,697

Transitional Small Business Disclosure Format
(check one); YES ____   NO  X



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

The Corydon Area of Mutual Interest consisting of approximately 16,000 net mineral acres in Harrison County, Indiana - The Company's share acquired was 5% working interest before payout and 13.015% working interest after payout of investors at an
0.80 net revenue interest. The Company has subsequently acquired an additional 4% working interest before payout and additional 3.20% working interest after payout. The Company's total interest in the Corydon area is currently 9% before payout and 16.215% after payout.

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

Fault System: The earth's crust is subject to stresses from movement, heat and other environmental factors. When the crust breaks under the strain, a fracture is created. When several fractures occur and they are significant in size, they are referred to as faults. A series of faults is called a "fault system."

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

THE DUMADA PROJECT
The Dumada Project consists of approximately 104,000 net
mineral acres in western Indiana. In addition to the 4.8% working interest that the Company first acquired in the Dumada Project, the Company acquired an additional 1% before payout working interest from Jet Exploration 1995-1, L.L.C. The
Company will own a 10.68% working interest after payout as defined in the agreements with the existing investors in Dumada. To date, the Company and its industry partners have drilled
30 test wells in the leasehold area, which are currently temporarily abandoned. Thirteen of those wells have been
tested extensively.   S. A. Holditch & Associates, Inc., an
engineering firm familiar with shale production; has completed an evaluation of the viability of the reservoir. The engineering reports show proved but undeveloped reserves of 5 Bcf/gas from the first 10 wells on over 100,000 acres of leasehold.

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

Wabash Valley Fault System: A northeast-southwest trending high angle normal fault complex, which extends from southern Indiana to intersect the Rough Creek Fault System.
Moorman Syncline. The area in Kentucky between the Pennyryle Fault and the Rough Creek Fault, which was a deep Graben occurring during the New Albany Shale deposition. The New Albany Shale gas pay zones are three times as thick in this area as elsewhere in the Illinois Basin.

Mount Carmel Fault System. A North-South trending high angle normal fault system-penetrating basement rocks in southern Indiana.
In an article published by John B. Droste and Robert H. Shaver in the University of Chicago Journal of Geology, Vol. 88, 1980, entitled "Recognition of Buried Silurian Reefs in Southwestern Indiana:
Application to the Terre Haute Bank," the authors indicate that in the geological structural feature presented in southern Indiana and western Kentucky are numerous Silurian reefs. These reefs are found beneath the New Albany Shale and exist on a geologic shelf that trends northwest-southeast through our targeted New Albany Shale development area. Some of these reefs are pinnacle Silurian reefs up to 800 feet thick. The reefs are beneath the shale and provide bumps (drape structures) which the shale drapes over. The presence of these type of reef features enhance natural fracturing in the New Albany Shale in addition to structural highs in the geological zones between the top of the reef and the surface that can trap oil or gas at depths shallower than the shale.

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

Oil
Gross productive wells		     3.00
Net productive wells		      .11
Gross developed acreage		 1,040.00
Net developed acreage		     6.45

Gas
Gross productive wells		   128.00
Net productive wells		    11.72
Gross developed acreage		14,025.00
Net developed acreage	       1,971.00
As of December 31, 1998, the Company has leased mineral
rights on gross and net undeveloped acreage as follows:
Undeveloped gross acreage	196,090
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

As of December 31, 1998, the Company is not drilling any wells. All current projects are either in the completion phase with production facilities and flow lines under development, or in the drilling-planning stages. See "Description of Property" describing the individual projects.

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

ITEM 3.	ITEM 3.	LEGAL PROCEEDINGS
	There are no pending legal proceedings.

ITEMITEM 4.	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
	No matter was submitted to a vote of security holders during the fourth quarter of 1998.

	PART II
PART II
	ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Company's common stock is not currently traded on a public trading market. The Company has engaged the services of Public Securities, Inc. to assist the Company in becoming eligible for trading on the NASD OTC Bulletin Board. There is no written agreement concerning this engagement. The
Company reserves the right to discontinue the process at any time, or to work with an alternative underwriter. There is no assurance when or if the Company's common stock will become eligible for trading. Management is committed to continue to pursue this goal.

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


ITEM 7.  FINANCIAL STATEMENTS

AURORA ENERGY, LTD.
(a development stage company)

FINANCIAL STATEMENTS
AND
SUPPLEMENTAL INFORMATION

FOR THE YEAR ENDED DECEMBER 31, 1998

AND

THE PERIODS FROM MARCH 12, 1997
TO
DECEMBER 31, 1998 AND 1997


AURORA ENERGY, LTD.
(a development stage company)

TABLE OF CONTENTS




                                                         PAGE

Independent Auditors' Report                              22

Financial Statements for the year ended December 31,
1998 and the periods	from March 12, 1997 (inception)
to December 31, 1998 and 1997

	Balance Sheets                                       23-24

	Statements of Operations                               25

	Statements of Changes in Shareholders' Equity          26

	Statements of Cash Flows                              27-28

	Notes to Financial Statements                         29-39

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

As described in Note 5, the accompanying 1998 financial statements have been restated. The effect of the restatement is to increase the 1998 and cumulative-from-inception net loss and loss per share by $300,000 and $0.03 respectively, from the amounts previously reported.


Rehmann Robson, P.C.
Traverse City, Michigan

AURORA ENERGY, LTD.
(a development stage company)


BALANCE SHEETS


							                                              	December 31
                                      	      --------------------------
                                          			Restated
                                         		 	(Note 5)
               		ASSETS	                  	 	1998		           1997
Current assets
	Cash and cash equivalents	                 	$   13,967 	     $  518,408
	Accounts receivable:
		Billed				                                    415,732 	      	 182,970
Unbilled				                                          - 	      	 121,200
Prepaid expenses				                              9,802 		         4,950
                                           		----------       	---------
Total current assets				                        439,501       		 827,528
                                      							----------	      	---------
Oil and gas properties, using full cost
   accounting
Properties not subject to
   amortization		                          		 1,518,043 	      	 700,850
Properties being amortized		                    233,831       		       -
                                       						----------       	---------
Total						                                 	 1,751,874 		       700,850
Less accumulated amortization			                 25,379 		             -
                                      							----------		      ---------

Oil and gas properties, net		               	 1,726,495 	      	 700,850

Investment in oil and gas partnerships	         138,026 	      	  99,314

Property and equipment, net			                   60,592 		        62,304
                                      							----------		     ----------
Total assets	                            				$2,364,614 	     $1,689,996



The accompanying notes are an integral part of these financial statements.

								                                                    December 31
                                    								            -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY		                  1998	      	1997
              						                                  		----       	----
Current liabilities
   Accounts payable	                               				$  626,074  $  186,151
   Short-term bank borrowings		                      		   610,000           -
   Current portion of obligations under
      capital leases					                                  14,739	     14,739
   Accrued expenses					                                   23,212      23,303
   Advances from investors	 				                                - 	    89,000
                                               								---------- 	----------
Total current liabilities				                           1,274,025     313,193

Obligations under capital leases, net of
current portion						                                      19,087      28,332
                                               								---------- 	----------

Total liabilities						                                 1,293,112     341,525

Commitments (Note 9)

Shareholders' equity

   Common stock, $.001 par value; 500,000,000
shares
          authorized; 8,691,697 shares issued
    and outstanding,
   (1997 - 8,391,197 shares outstanding)	                   8,692       8,391
   Additional paid-in capital			                       	1,869,073  	1,590,924
   Deficit accumulated during the development
stage						                                            	 (806,263)   (250,844)
                                                 							---------- 	----------

Total shareholders' equity		                          		1,071,502   1,348,471
                                                								----------	 ---------

Total liabilities and shareholders' equity	            $2,364,614  $1,689,996
                                               								==========	 ==========


AURORA ENERGY, LTD.
(a development stage company)

STATEMENTS OF OPERATIONS


                                                         							Cumulative from
                                                     									 	March 12, 1997
                                       						 	Period from      (Inception)
                            				  Year Ended 	 March 12, 1997  	to
                            				  December 31, (Inception)    		December 31,
                            				  1998	      	 to		            	1998
                            				  Restated	  	 December 31,	    Restated
                            				  (Note 5)	  	 1997		          	(Note 5)
                            				  -----------	 --------------	  --------------
Revenues
 Oil and gas sales	               $    26,151	 $        		-    	$     26,151
 Equity in loss of
    investee partnership              (44,060)      (43,686)         (87,746)
Interest income			                     12,269 		      1,459 	        	13,728
Other					                              4,210 	    	 40,375           44,585
                            				  -----------	 -------------	   ------------

Total revenues	                        (1,430)		     (1,852)        		(3,282)
                                  -----------	 -------------	   ------------

Expenses
  General and administrative			      	472,868     		228,218	         701,086
  Production and lease
      operating expenses    		         14,704 		        312 	         15,016
  Depreciation and amortization			   	 34,291		         732 	        	35,023
  Interest		                        		 32,126     		 19,730 		        51,856
                            				  -----------	 -------------	   ------------

Total expenses		                      553,989	      248,992 	        802,981
                            				  ----------- 	-------------   	------------

Net loss	                         $  (555,419)	$   (250,844)   	$   (806,263)
                                  ============ 	=============  	============


Net loss per basic and
  diluted common share	           $     (0.06)	$      (0.06)   	$      (0.12)
                             			  ============	=============	   =============

The accompanying notes are an integral part of these financial statements.



AURORA ENERGY, LTD.
(a development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIODS FROM MARCH 12, 1997 (INCEPTION) TO DECEMBER 31, 1998

                                   									              Deficit
									                                                 Accumulated
                         			                   Additional During the     Total
                             Common Stock      Paid-in	   Developmental 	Shareholders'
                             Shares	  Amount   Capital	   Stage		        Equity
                             ------   ------   ---------- -------------  ------------
Common stock issued for cash
   at
	$.001 per share	              514,997  $   515  $       -  $         -    $      515
Common stock issued for
   Cash at
	$0.25 per share	              580,000      580 	   13,920 	       	  - 	      14,500
Common stock issued in
   exchange for interest in
   oil and gas partnership   5,575,200    5,575  	 137,425 	          - 	     143,000
Common stock issued for
   cash at
	$1.00 per share		              50,000 	     50 	   49,950 	       	  - 	      50,000
Common stock issued for
   cash at
	$0.7142857 per share	         700,000     	700  	 499,300 	       	  - 	     500,000
Common stock issued for
   cash at
	$0.90 per share		             971,000      971  	 872,929 		         - 	     873,900
Common stock options issued
   to consultant and non-
   employee director in lieu
   of cash				                       - 	      -	    17,400 	       	  - 	      17,400
Net loss				                         - 	      -       		 - 	   (250,844)	    (250,844)
                          					-------   ------	   -------    	---------	   ---------
Balances at December 31,
   1997 			                  8,391,197    8,391  1,590,924     (250,844)	   1,348,471

Common stock issued for
   cash at
	$0.90 per share	              220,500      221  	 198,229 	      	   - 	     198,450
Common stock issued in
   exchange for oil and
   gas working interest	        80,000 	     80 	   79,920 	       	  - 	      80,000
Net loss, as restated
   (Note 5)				                      -     	  - 	      	 -   	 (555,419)	    (555,419)
                           					------  -------  	--------   	---------	   ----------
Balances at December 31,
   1998			                   8,691,697   $8,692 $1,869,073    $(806,263)   $1,071,502
                      				  ========== ======== ==========	   ==========  	===========

The accompanying notes are an integral part of these financial statements.

AURORA ENERGY, LTD.
(a development stage company)

STATEMENTS OF CASH FLOWS

                                      				  			    Period From   	Cumulative from
                                      									    March 12, 1997	March 12, 1997
                                      		 							   (Inception)	  	(Inception)
                             				  			Year Ended	  to		          	to
                             						  	December 31, December 31,  	December 31,
                           					  	  	1998		       1997		         1998
                             						  	-----------  -----------    -----------
Cash flows from operating activities
   Net loss			                     			$(555,419)	  $(250,844)		   $(806,263)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
	Depreciation and amortization		         34,291 	      	 732 	   	   35,023
	Equity in loss of investee
	   partnership 				                     44,060 	     43,686 	   	   87,746
	Services received in exchange for
	   stock options		 		                     	  - 	     17,400    		   17,400
	Changes in operating assets and
	   liabilities which provided
	   (used) cash:
		Accounts receivable		                (111,562)	   (304,170)   		 (415,732)
		Prepaid expenses			                    (4,852)	     (4,950)		      (9,802)
		Accounts payable		                 	  439,923 	    186,151     	  626,074
		Accrued expense	 	                      		(91)	     23,303 		      23,212
                               							----------	 ----------		    ---------
Net cash used in operating activities	 (153,650)	   (288,692)	   	 (442,342)
                               							---------- 	----------		    ---------
Cash flows from investing activities
   Proceeds from sale of oil and gas
properties				 	                        971,070 		         - 		     971,070
   Capital expenditures for oil and
gas properties			                    (1,942,093)    (700,850)	   (2,642,943)
   Acquisition of interests in oil
and gas partnerships			                 (82,773)		         - 	   	  (82,773)
   Capital expenditures for property
and equipment				                        (7,200)	    (15,667)		     (22,867)
                               							----------	   ---------	  	----------
Net cash used in investing
   activities                        (1,060,996)	   (716,517)    (1,777,513)
                               						----------	    ---------	  	----------
Cash flows from financing activities
  Proceeds from sales of common stock   198,450 	    938,915      1,137,365
  Proceeds of loans from financial
     institutions                 				  610,000 	    500,000	     1,110,000
  Advances from affiliate               				  - 	    175,000 		     175,000
  Repayment of advances from affiliate  		    - 	   (175,000)	  	  (175,000)
  (Repayment of) advances from
     investors                          (89,000)      89,000 		           -
  Payments on obligations under capital
     leases		                      			   (9,245) 	    (4,298)	  	   (13,543)
                               							----------	   ---------	  	-----------
Net cash provided by financing
   activities	                           710,205 	 1,523,617 	  	 2,233,822
                               							---------- 	----------	   	-----------
Net (decrease) increase in cash and cash
   equivalents				                    	 (504,441)	   518,408 		      13,967
Cash and cash equivalents, beginning of
   period	                        					  518,408 	         - 		           -
                               			 			----------	 ---------		   -----------

Cash and cash equivalents, end of
   period	                               $13,967 	  $518,408  	     $13,967
                               							==========	 ==========		  ===========


The accompanying notes area an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restatement

As described in Note 5, these financial statements have been restated.

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

In addition, the capitalized costs are subject to a "ceiling test" which essentially limits such costs to the aggregate of the "estimated present value" discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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
Non-Cash Financing and Investing Activities:

                                                          		For the
                                                     							Period from
                                                     							March 12, 1997
                                           				Year Ended 		(inception) to
                                           				December 31,	December 31,
                                           				1998		      	1997
Common stock issued in exchange for an oil and
	gas working interest	                         $80,000   	  $       	--
                                           			 =======	     ===========

Common stock issued in exchange for interest in
	oil and gas partnership	                      $    	--	    $	  143,000
                                             			 =======	   ===========

Common stock issued in satisfaction of loan from
   financial institution	                      $     --	    $   500,000
                                             		 =======  	  ===========
Capital lease obligations assumed for the purchase
   of non oil and gas property and equipment	  $    	--	    $   	47,369
                                            		  =======	  	 ===========


Other Cash Flows Information

Cash paid for interest and income taxes amounted to the following:

                                                         							Period from
                                                         							March 12, 1997
                                                         							(inception)
                                               				Year Ended	  to
                                               				December 31,	December 31,
                                              	 			1998		      	1997
	Interest	                                         $	29,896	    $	19,730

	Income taxes	                                     	none       	none


3.	ACCOUNTS RECEIVABLE

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

	Jet/LaVanway, LLC

On April 21, 1997, three individuals, who are shareholder/ directors of the Company, transferred their 50% ownership interest in Jet/LaVanway, a Michigan L.L.C. ("Jet") to the Company in exchange for 5,575,200 shares of common stock. The Company recorded the transaction at $143,000, which represented the estimated fair value of the 50% interest in Jet on the date of transfer. Jet holds an approximate 9% interest in the Jet/LaVanway New Albany Shale area located in Harrison, Crawford, Washington, Floyd and Clark Counties, State of Indiana, which covers approximately 80,656 acres.

The following table presents condensed balance sheet data and results of operations of Jet as of September 30, 1998
(the most recent data available) and December 31, 1997:

                                   				September 30,	    	December 31,
		Balance Sheet		1998		1997
		Current assets                       $	 462,184	        $  618,757
		Other assets		                          258,793          		247,348
			                                     	--------         		--------

		Total assets                        	$ 	720,977         $ 	866,105
                                     				========	         	========

		Current liabilities                  	$	448,336        	$ 	511,094
		Other liabilities	                          	--	          	156,383
		Equity	                                 272,641          		198,628
                                     				--------	        	---------

		Total liabilities and equity         	$	720,977        	$ 	866,105
                                      			========        		=========

		                                      Period Ended 	    Year Ended
                                    				September 30,	    December 31,
		Income Statement	                    	1998		           	1997

		Net sales	                            $	 26,030	        $  	26,657
		Operating expenses		                    109,588		          114,029
                                     				--------		          -------
		Net loss	                             $	(83,558)	       $ 	(87,372)
			                                     	========	         	 =======

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

In January 1998, the Company sold a partial interest in the Paxton Quarry project, an unproved property, for $197,741 in cash which was credited to the full cost pool.

In September 1998, the Company sold 100% of their interest in the Avery Smith project, an unproved property, for $419,329 in cash which was credited to the full cost pool. The costs capitalized by the Company at the time of the sale amounted to $119,329. The Company originally issued the 1998 financial statements with the $300,000 excess of proceeds over the carrying value reported as a gain. The Company was subsequently directed by the staff of the Securities and Exchange Commission to credit the $300,000 amount to the full cost pool (properties not subject to amortization on the accompanying balance sheet). These financial statements reflect that revision and, accordingly, the 1998 and cumulative net loss has been increased by $300,000 and the 1998 and cumulative loss per share have been increased by $0.03 from the amounts originally reported.

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

Costs excluded from amortization consist of exploration costs in the amount of $1,518,043 and $700,850 at December 31, 1998 and 1997, respectively.


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



8. PROPERTY AND EQUIPMENT

Property and equipment at December 31 consist of the following amounts:

                                                1998        1997

	Furniture and fixtures	                        $	37,107	   $	35,515
	Leasehold improvements	                         	13,820	    	11,490
	Computer equipment	                             	17,410    		15,655
	Software	                                        	1,899		       376
			                                             --------		  --------

	Total costs	                                    	70,236	    	63,036
	Accumulated depreciation		                        9,644	       	732
                                             			--------	   --------

	Property and equipment, net	                   $ 60,592   	$	62,304
                                             			========	   ========

9.	LEASES

The Company conducts a portion of its operations with leased equipment, which meet the capitalization criteria specified by generally accepted accounting principles.

Equipment held under capitalized leases and included in property and equipment in the accompanying balance sheets at December 31 are as follows:

                                             			1998			  1997
	Furniture and fixtures	                        $	33,335	$	33,335
	Computer equipment		                             14,034		 14,034
		                                              	-------	 -------
Total			                                          47,369		 47,369
	Less accumulated amortization		                   6,837    		582
                                              			-------	 -------
	Net book value	                                $	40,532	$	46,787
			                                              ======= ========

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

The following is a schedule of annual future minimum lease payments required under capitalized leases as of December 31, 1998:

		1999	                                $	14,739
		2000		                                 13,796
		2001		                                  9,080
  2002                                    7,567
  2003                                 --------

	 Total minimum payments due		           45,182
	 Less amounts representing interest,
    imputed at rates ranging from
    13.34% to 13.51%	                 	  11,356
                                    			--------
 	Present value of net minimum lease
    payments		                           33,826

 	Current portion		                      14,739
                                    			--------
  Obligations under capital leases, net
    of current portion	                $	19,087


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

During 1998, the Company also acquired from Jet LLC (for $10 plus Jet LLC's cost of $56,767 in the related projects) an interest in certain other oil and gas properties. These projects, located in Michigan, are known as the Antrim Projects.

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

A summary of the status of the Company's common stock option plan as of December 31, 1998 and 1997 and changes during the periods then ended is presented below:

			                                          1998       			1997
							                                      Weighted						Weighted
                                      							Average							Average
                     					Common		Exercise			Common		      Exercise
No. of Options			         Shares		Price				  Shares		      Price
--------------			         ------		---------		------		      --------
Outstanding, beginning of
   year 	                 26,000  $	 0.22        --	              --

Granted			                10,000  $  1.00 		 26,000 	      $	   0.22

Exercised	                   --		     --		       --		             --

Forfeited		                  --		     --		       --	   	          --
                  			    ------ 	 -------	  -------	        --------

Outstanding, end of year 36,000 	$ 	0.44		   26,000	       $    0.22
                  			    ======	 =======	    ======	        ========

Available for exercise
  currently        	    	36,000	             26,000
			                      ======			           ======
</TABLE

Information about common stock options outstanding at December 31, 1998 is as follows:


                                 									Weighted-
                       							# of Shares	Average		   Weighted-
               				Range of			Outstanding	Remaining		 Average
               				Exercise			and			      Contractual	Exercise
No. of Options   		Prices			  Exercisable	Life			     Price
--------------		   ---------	 -----------	-----------	------------
                			$   	.05	 	16,000	    	3.3 yrs.   	$  	.05

	                 	$    .50   10,000     	3.6 yrs.   	$   .50

                 		$   1.00   10,000    		3.6 yrs.   	$  1.00
              			            -------

              				            36,000
				                         =======

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
        			ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A
PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information about each of the officers and directors of the Company:


Name			           	        Age	 Position		            Term of Office
William W. Deneau		        54	  Director		            June 25, 1997 to	Present
                           					President		           July 17, 1997 to Present

John V. Miller, Jr.	       40	  Director		            June 25, 1997 to Present
                           					Vice President of	    July 17, 1997 to Present
                           					Exploration
                           					And Production

Thomas W. Tucker		           56	Director		            June 25, 1997 to	Present
                           					Vice President of	    July 17, 1997 to Present
                               	Land and	Development

Barbara J. Johnson	          45	Secretary		           July 17, 1997 to	Present

Gary J. Myles		              53	Directory		           June 25, 1997 to	Present

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

ITEM 10.  EXECUTIVE COMPENSATION

MANAGEMENT REMUNERATION
The remuneration of the Company's three most highly compensated employees is set forth in the chart below:

                             	Capacity in which       		    Aggregate		   Aggregate
Name of Individual	           Remuneration Was    	         Remuneration 	Remuneration
                              Received  								            1997(1)	 	    1998
William W. Deneau		           President 			           	     $40,000	     	$40,000
John V. Miller, Jr.	          Vice President of Exploration	$40,000		    $40,000
                          				And Production
Thomas W. Tucker		            Vice President of Land and	   $40,000		    $40,000
                          				Development

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

                                            Amount and Nature
Title of    Name and Address of Beneficial  of Beneficial        Pecent of
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

The Office facilities leased by the Company are owned by South 31, L.L.C., which is owned one-third by William W. Deneau, and one-third by Thomas W. Tucker. However, the potential for an unfavorable rental arrangement is ameliorated to some extent by the fact that the properties are leased to unrelated third parties who have in turn subleased a portion of the space to the Company. There is also a storage unit that the Company leases from South 31, L.L.C. The storage building contains four other storage units that are leased to unrelated third parties at the same rates that the Company pays. Messrs. Deneau, Tucker and Miller are all involved as equity owners in numerous corporations and limited liability companies that are active in the oil and gas business. It is probable that on occasion, the Company will find it necessary or appropriate to deal with these Companies. A specific instance that has already occurred is the purchase by the Company of the Dumada
Project interest from Jet Exploration 1995-1, L.L.C., and grant of an option to the Company by Jet Exploration 1995-1 to purchase the remainder of its Dumada Project interest as described at "Business - The Dumada Project". Messrs. Deneau,
Miller and Tucker each own one-third of Jet Exploration 1995-1, L.L.C. Actual direct costs to Jet Exploration 1995-1, L.L.C.
were $126,451. Indirect costs were estimated at $60,000. Indirect costs refer to costs incurred in the creation and marketing of the entire Dumada Project, including allocated salaries, travel costs, reproduction costs, telephone expense, rent and utilities over the 15-month period of time required to put the Dumada Project together. The amount paid by the Company to Jet Exploration
1995-1, L.L.C. for the Dumada Project interest was $186,451.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K			                   PAGE
 (13a)	The following documents are filed as part of
 this report:

(3)(i)	Articles of Incorporation
	Incorporated By Reference from Form 10-QSB for
	Period ended September 30, 1997


(3)(ii)  	Bylaws
	Incorporated By Reference from Form 10-QSB for period ended September 30, 1997

(4) Instruments defining rights of security holders
	Incorporated by reference from Form 10-SB
(9)	Voting Trust Agreement      	                         				None
(10) Material Contracts
P	1997 Stock Option Plan
	Incorporated By Reference from Form 10-SB
P	Stock Option Plan with Gary Myles (1997)
	Incorporated By Reference from Form 10-SB
P	Stock Option Plan with John M. Lohman
	Incorporated By Reference from Form 10-SB
P	Business Consultant Agreement with James C. Czirr
Incorporated By Reference from Form 10-SB
	P	Stock Option Agreement with James C. Czirr
	Incorporated By Reference from Form 10-SB
P	Amendment to Stock Option Agreement with James C.
	Czirr

P	Rental Agreement
	Incorporated By Reference from Form 10-SB
P	First of America Loan Documents
Incorporated By Reference from Form 10-QSB for period ending September 30, 1998

P	Dumada Project Development Agreement
	Incorporated By Reference from Form 10-SB
P	Amendment to Dumada Project Development Agreement
	Incorporated By Reference from Form 10-SB
	P	Letter Agreement for acquisition of Dumada Project
		Incorporated By Reference from Form 10-SB
P	St. Blue Lake 1-4 Letter Agreement
	Incorporated By Reference from Form 10-SB
P	Beregsasi 1-5 Letter Agreement
	Incorporated By Reference from Form 10-SB
P	Sublease Agreement for Office
	Incorporated By Reference from Form 10-SB
P	Letter Agreement with Karl Schroeder
(27)	Financial Data Schedule   					                      50

(99)	Additional Exhibits
P	Reserve and Economic Evaluation of Dumada Project,
	Prepared by S. A. Holditch & Associates, Inc.

	Incorporated By Reference from Form 10-SB
P	Analysis of Avery, Paxton Quarry, Black River, Maxwell,
	Fairview and Alpena Projects, prepared by S. A. Holditch &
	Associates, Inc.

	Incorporated By Reference from Form 10-SB
P	Reserve and Economic Evaluation of Paxton Quarry, Antrim
	Shale Project prepared by S. A. Holditch & Associates, Inc.

	Incorporated By Reference from Form 10-SB
P	State Blue Lake 1-4 reserve estimate prepared by Theresa
	Sloan, Consultant

	Incorporated By Reference from Form 10-SB
P	First of America Irrevocable Letter of Credit to State
	of Michigan
	Incorporated By Reference from Form 10-SB
P	Empire National Bank Letter of Credit to State of Kentucky
	Incorporated By Reference from Form 10-SB
P	Blanket Surety Bond to State of Indiana
	Incorporated By Reference from Form 10-SB
P	State of Ohio Owner Number notification
Incorporated By Reference from Form 10-SB
	P	Blanket Surety Bond to State of Ohio
		Incorporated By Reference from Form 10-SB
	P	Three Ohio Oil and Gas Well Drilling Permits
			Incorporated By Reference from Form 10-SB
	P	Eight State of Indiana Drilling and Operating Permits
		Incorporated By Reference from Form 10-SB
(13b)	Reports on Form 8-K:
		No reports on Form 8-K were filed during the fourth
	quarter of 1998.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA ENERGY, LTD.
Date:   October 5, 1999

	BY:________________________________
	   William W. Deneau, President

EXHIBIT 10

[AURORA ENERGY, LTD. LETTERHEAD]

James C. Czirr
6070 Baldy Mountain Road
Sandpoint, ID   83864

RE:  Amendment to Busienss Consulting Agreement

Dear Mr. Czirr:

It is the intent of this letter that it be attached to, and become an addendum to and revision of the Business Consulting
Agreement dated May 1, 1997 between Aurora Energy, Ltd. ("Aurora") and James C.Czirr ("Czirr").

Aurora and Czirr hereby agree that clause 3.3 (a) of the aforementioned agreement be revised as follows:

	The Company agrees to grant to CONSULTANT, upon execution of this Agreement, an option to purchase Sixteen Thousand (16,000) shares of the Company's common stock, $.001 par value ("Common Stock") at an initial exercise price of Five Cents ($.05) per share, with a term of five (5) years, pursuant to the terms of an Option Agreement in the form attached hereto as Exhibit "A".

Please sign below and return to Aurora if you agree to the above and it fairly represents your understanding of the amendment to the Business Consulting Agreement discussed and agreed on by the parties to the above-referenced agreement.

Sincerely,

/s/ William W. Deneau


William W. Deneau
President

The above letter is accepted and it is agreed to make it a part of the Business Consulting Agreement dated May 1, 1997 between
Aurora Energy, Ltd. and James C. Czirr.

/s/ James C. Czirr		3/19/99
------------------		-------
James C. Czirr			Date

James C. Czirr
6070 Baldy Mountain Rd.
Sandpoint, ID   83864
Phone 208-263-6695
Fax 208-265-5585

Bill Deneau
Aurora Energy, Ltd.
3766 N. US-31 South
P.O. Box 961
Traverse City, MI   49685-0961

RE:  Agreement Adjustment	October 28, 1998

Bill;
	Recently I spoke with you regarding adjusting the agreement that I have with Aurora. Since that conversation I have reconsidered the proposal of decreasing the monthly shares for months passed to 1000 per month. I am authorizing you to waive any S-8 monthly share provisions for the first eighteen months of the agreement.

	Even though I can account for some time and expenses traveling to Traverse City on several occasions and representing Aurora at several investor meetings I am making this concession. You have my permission to add this letter as an addendum to our original agreement.
						Make it a good day,

						/s/ James C. Czirr
						James C. Czirr

The above letter is accepted and it is agreed to make it part of the original consuling agreement Dated May 1, 1997 between Aurora Energy, Ltd. and James C. Czirr

Aurora Energy, Ltd.
/s/ William W. Deneau		11-11-98
---------------------		--------
William W. Deneau			Date

Article 5 of Regulation S-X