Form 10QSB/A
period 1999-03-31
AURORA ENERGY LTD
filed 1999-10-20
CIK 879162

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
AMENDED FORM 10-QSB

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

Transitional Small Business Disclosure Format (check one);Yes   No  X






Form 10-QSB for the three-month period ended March 31, 1999
Part I, Item 1

AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



	March 31,	December 31
	ASSETS	         1999		1998

Current assets
	Cash and cash equivalents	$	273,320	$	13,967

	Accounts receivable		282,516		415,732

	Prepaid expenses		6,534		9,802

Total current assets		562,370		439,501

Oil and gas properties, using full cost accounting
	Properties not subject to amortization		605,595		1,518,043
	Properties being amortized		1,186,993		233,831

Total				1,792,588
	1,751,874
Less accumulated amortization		38,284		25,379

Oil and gas properties, net		1,754,304		1,726,495

Investment in oil and gas partnerships		132,885		138,026

Property and equipment, net		62,098		60,592

Total assets	$	2,511,657	$	2,364,614













See accompanying notes.







	   March 31,	December 31,
	LIABILITIES AND STOCKHOLDERS' EQUITY	 1999		1998

Current liabilities
	Accounts payable	$	532,231	$	626,074
	Program designated funds		98,751		--
	Current portion of capital lease obligations 		58,626		14,739
	Short-term bank borrowings		620,000		610,000
	Accrued expenses		30,457		23,212

Total current liabilities		1,340,065		1,274,025

Capital lease obligations, net of current portion		220,480		19,087
Notes payable - affiliates		6,640		--

Total liabilities		1,567,185		1,293,112

Stockholders' equity
	Common stock, $.001 par value; 500,000,000
		shares authorized; 8,691,697 shares issued
		and outstanding		8,692		8,692
	Additional paid-in capital		1,869,073		1,869,073
	Accumulated deficit		(933,293)		(806,263)

Total stockholders' equity		944,472		1,071,502

Total liabilities and stockholders' equity	$	2,511,657	$	2,364,614




















See accompanying notes.


AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



	1999	1998
Revenues
	Oil and gas sales	$	31,395	$	604
	Equity in loss of investee partnerships		(5,142)		(46,349)
	Interest income		1,098		7,542
	Other revenue		24,351		(3,396)

Total revenues		51,702		(41,599)

Expenses
	General and administrative 		100,500		147,196
	Production and lease operating 		43,967		2,523
	Depreciation and amortization		15,215		2,196
	Interest		19,050		1,498

Total expenses		178,732		153,413


Net loss		$	(127,030)
	$	(195,012)


Net loss per basic and diluted common share	$             (.01)
	       (.02)


















See accompanying notes.

AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


				Additional
			Common Stock		Paid in	     Accumulated
		Shares		Amount	Capital	     Deficit	Totals

Balances at
	December 31, 1998	8,691,697		$	8,692	$	 1,869,073	$
(806,263)	$	 1,071,502

Net loss 			-- 		-- 		--
(127,030)		(127,030)

Balance at March 31, 1999		8,691,697	$	8,692	$	 1,869,073	$
	(933,293)	$	 944,472



































See accompanying notes.

AURORA ENERGY, LTD. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


	1999	1998
Cash flows from operating activities:
	Net loss	$	(127,030)	$
	(195,012)
	Adjustments to reconcile net loss to net cash used in
		operating activities:
		Depreciation and amortization		15,215		2,196
		Equity in loss of investee partnership		5,142		46,349
		Changes in operating assets and liabilities net of
			effects in 1999 from purchase of Consolidated
			Exploration Co., LLC and Indigas, LLC:
				Accounts receivable		133,920		(162,315)
				Prepaid expenses		3,268		3,666
				Accounts payable		(93,843)		132,291
				Accrued expense		7,245		435

Net cash used in operating activities		(56,083)		(172,390)

Cash flows from investing activities
	Capital expenditures for oil and gas properties		(377,428)		(37,356)
	Capital expenditures for investee partnerships		-- 		(80,773)
	Proceeds from sale of oil and gas properties		336,383		--
	Cash acquired from purchase of Consolidated
		Exploration Co., LLC and Indigas, LLC		104,656		--
	Capital expenditures for property and equipment		(117)		(5,360)

Net cash provided by (used in) investing activities		63,494 		(123,489)

Cash flows from financing activities
	Proceeds from the sale of common stock		-- 		198,170
	Short term bank borrowings		10,000
	--       Proceeds of capital lease cash draws		250,000		--
	Advances from investors		-- 		95,600
	Payments made to reduce capital lease obligations		(8,058)		(2,282)

Net cash provided by financing activities		251,942		291,488

Net increase in cash and cash equivalents		259,353		(4,391)

Cash and cash equivalents, beginning of period		13,967		518,408

Cash and cash equivalents, end of period	$	273,320	$	514,017

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
	105,391




Form 10-QSB for the three-month period ended March 31, 1999
Part I, Item 2

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

Liquidity and Capital Resources

The Company?s financing efforts in the first quarter of 1999 were concentrated on procuring the funds necessary to bring the Crossroads Project on line. In that regard, the Company executed capital lease agreements for the Crossroads central processing facility and gathering system totaling $350,000. As of March 31, 1999, the Company had drawn $250,000 of the $350,000. The final $100,000 was received April 15, 1999. In addition, the Company sold 17% of its working interest in the Crossroads project for $336,383 cash, reducing the Company?s interest in the project to 50%.

The Company rescinded a letter of credit previously issued as a blanket drilling bond to the State of Michigan which was held against the National City line of credit, providing a net $70,000 addition to the available line of credit since the first of the year. The capital leases, sale of working interests and the freeing up of the previously unavailable credit line assure that the Company will be able to complete Phase One of the Crossroads project. And despite some first quarter delays in acquiring right-of-way for the pipeline connecting the Company?s Crossroads facility to NIPSCO?s major pipeline, the project is currently scheduled to begin gas sales this June.

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


MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

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

Part II, Item 5

OTHER INFORMATION

None

Part II, Item 6

INDEX TO EXHIBITS

(2)		Plan of acquisition							None

(3) (i)	Restated Articles of Incorporation
		Incorporated by reference from Form 10-QSB
		For period ended September 30, 1997

(ii) 		Bylaws
Incorporated by reference from Form 10-QSB
For period ended September 30, 1997

(4) 		Instruments defining the rights of Security holders
		Incorporated by reference from Form 10-SB

(10) 		Material contracts
Incorporated by reference from Form 10-SB

P		Equipment Lease Agreement, Gage Leasing

P		Equipment Lease Agreement, Major Gathering Co.

P		Acquisition of Consolidated Exploration, L.L.C.

P		Acquisition of Indigas Energy, L.L.C.

P		Master Purchase/Sale Agreement with Northern
		Indiana Public Service Company

P		Agreement to Purchase Working Interest - Dubuc

P		Agreement for Crossroads Project - Burkhardt

(11) 		Statement regarding computation of per Share earnings		None

(15) 		Letter on unaudited interim financial Information		None

(18) 		Letter on change in accounting Principles 			None

(22) 		Published report regarding matters submitted to vote		None

(24)		Power of Attorney								None

(27) 		Financial Data Schedule

(99)		Additional Exhibits							None

SIGNATURES

In accordance with the requirements on the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 14, 1999				AURORA ENERGY, LTD.

							BY: /s/ William W. Deneau
							William W. Deneau, President

[ARTICLE]	5
[MULTIPLIER]	1

[PERIOD-TYPE]				3-MOS
[FISCAL-YEAR-END]				DEC-31-1998
[PERIOD-END]				MAR-31-1999
[CASH]					  273,320
[SECURITIES]				        0
[RECEIVABLES]				  282,516
[ALLOWANCES]				        0
[INVENTORY]					        0
[CURRENT-ASSETS]				  562,370
[PP&E]					   74,020
[DEPRECIATION]				   11,954
[TOTAL-ASSETS]				2,511,657
[CURRENT-LIABILITIES]			1,340,065
[BONDS]					  227,120
[PREFERRED-MANDATORY]			        0
[PREFERRED]					        0
[COMMON]					    8,692
[OTHER-SE]					1,869,073
[TOTAL-LIABILITY-AND-EQUITY]		2,511,657
[SALES]					   31,395
[TOTAL-REVENUES]				   51,702
[CGS]				               43,967
[TOTAL-COSTS]				   43,967
[OTHER-EXPENSES]				  115,715
[LOSS-PROVISION]				        0
[INTEREST-EXPENSE]		   	   19,050
[INCOME-PRETAX]				 (127,030)
[INCOME-TAX]				        0
[DISCONTINUED]			    	        0
[EXTRAORDINARY]				        0
[CHANGES]				              0
[NET-INCOME]				(127,030)
[EPS-BASIC]			          (.01)
[EPS-DILUTED]			          (.01)

	-2-
-2-
	-4-